Form 10KSB
period 1996-05-31
AMERICAN CINEMASTORES INC
filed 1996-08-29
CIK 908338

                          SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.

                                     FORM 10-KSB

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED MAY 31, 1996

                           Commission File Number  0-23138

                             AMERICAN CINEMASTORES, INC.
                             ---------------------------
                (Exact name of Registrant as specified in its charter)

         DELAWARE                                          95-4374952
- ----------------------------------           -----------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                               Number)

       1543 7TH STREET
    SANTA MONICA, CALIFORNIA                                  90401
- ----------------------------------           -----------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (310) 394-6444
                                                           --------------

Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class                  Name of exchange on which registered
    -------------------                  ------------------------------------
          None                                             None

Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK AND REDEEMABLE WARRANTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No
     ---------        ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's loss for its fiscal year 1996:          $2,510,147    .
                                          -----------------

The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 31, 1996, based on the average bid and asked price on such date was $1.31

The number of shares of common stock outstanding as of July 31, 1996: 6,892,638.

AMERICAN CINEMASTORES, INC.
FORM 10-KSB



PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

From May 1993, when the Company commenced operations, through May 31, 1996, the Company was engaged in the operation of retail mini-stores offering movie-related merchandise, such as apparel, posters, toys, compact discs and cassette tapes of movie sound tracks, and other items. Initially, the Company's mini-stores were located in the lobbies of movie theaters located in California, Florida, New Jersey, and New York. Beginning in July 1994, the Company also opened temporary mini-stores in regional shopping malls offering merchandise similar to that offered by the theater lobby mini-stores. Because mini-store operations did not generate the revenues and profits necessary to successfully operate the Company, in the period May 1995 through May 1996, the Company discontinued all retail operations.

During negotiations with the operators of various regional shopping malls, the Company identified a market for fixtures for shopping malls and retail stores (e.g., temporary retail stores, carts, kiosks, mall directory units and other items). After investigation and analysis of this business opportunity, the Company organized Sierra Fixture and Design, Inc. ("Sierra") in March 1995, as a wholly-owned subsidiary to design, arrange for the manufacture of, market and distribute mall fixtures to operators and developers of regional shopping malls. Sierra delivered its first significant order of carts in August 1995. The Company also acquired rights to reproduce on garments, such as t-shirts and sweat shirts, certain graphic images associated with certain television programs in production or proposed to be produced, under license agreements with the owners of such rights and to market and distribute such products. However, the Company has decided not to pursue this opportunity, and to concentrate its efforts on consummating pending mergers with Superior Panoramic Hand Prints, Inc. and Just Jackets Corporation (the "Target Companies") (See Note 7 of the financial statements), and expanding Sierra's business.

The Target Companies design and produce value-added garments and other textile products, such as beach and golf towels, for sale to distributors in the advertising specialty industry and to retailers of souvenir and novelty products. They add value to blank or plain textile products, such as t-shirts, sweatshirts, jackets and towels, by decorating them with the logos, names or messages of the advertisers or other customers of the advertising specialty distributors with whom they do business and the graphic designs required by their retail customers. Just Jackets also manufactures leather, leather and fabric and fabric only jackets and sells such apparel to such distributors and retail outlets. Superior was established in 1982, and Just Jackets was established in 1993.

The Target Companies decorate blank garments and other textile products with graphic designs primarily by means of screenprinting and embroidery. They believe that producing high quality graphic images on the garments they supply, coupled with their ability to produce and deliver value added products within short time frames, fortifies their reputation in the advertising specialty industry. Superior maintains an internal graphic arts and design department of four persons and state of the art imprinting and embroidery equipment to meet the needs of customers.

OPERATIONS OF SIERRA

Sierra, which commenced operations on March 1, 1995, is engaged in the design, marketing and installation of fixtures used in retail shopping malls and stores and mall service operations. Such fixtures consist of temporary retail units, kiosks, carts and barricade units, some of which incorporate state of the art electronics, computers and 3-dimensional technologies (e.g., touch video screens in mall directory units). Sierra has a standard product line of approximately 30 items and also offers custom design services. Sierra does not maintain an inventory of retail fixtures, except for five mobile units used for sales demonstrations. Standard and custom units are produced for customers solely on a "job order" basis, which means that units are produced only against firm purchase orders received from customers which have been accepted by Sierra in each instance.

THE SHOPPING MALL AND RETAIL FIXTURES MARKET

The shopping mall and retail fixture market is highly fragmented. Suppliers of shopping mall and retail store fixtures range from small closely-held local firms to corporations having national markets. Most suppliers operate on a local or regional basis. The portion of the market serviced by Sierra consists of regional operators of shopping malls and developers of shopping malls on a regional and national basis. The Company believes, based on its knowledge of the industry, that the potential national market for its products is approximately $150 million. Generally, the Company's products are marketed locally to individual malls. The purchase decision is typically made by mall employees in the marketing or temporary leasing department of the mall's management. In some instances, however, management from the corporate office of a multi-mall developer, such as The Hahn Company or General Growth Properties, will acquire a number of units for distribution throughout their mall network. Customers in the mall market have highly specialized needs. Accordingly, the suppliers in this market, including Sierra, must often customize their products to meet specific needs of the customer.

MARKETING AND SALES

Sierra maintains a showroom at its offices in Newport Beach, California at which it displays some of its products as well as drawings covering its product line of approximately 30 items. Sierra's marketing and sales programs are implemented by its president and four independent sales representatives. The sales representatives receive commission income from Sierra based solely on orders solicited by them which have been accepted by Sierra. None of such sales representatives is engaged by Sierra on an exclusive basis or devotes substantially all of his or her time to selling Sierra's products. Sales efforts involve visits to customers, attendance at trade shows throughout the United States, particularly those sponsored by the International Council of Shopping Centers, and visits by customer representatives to Sierra's showroom.

Sierra's president and independent sales representatives, supported by Sierra's one-person design department, develop retail merchandising and advertising units tailored to the customer's specific needs. Products range from permanent mall fixtures and information centers to mobile carts, customized to a specific theme, color scheme or presentation purpose for the mall developer or store operator.

Sierra's merchandising strategy is to offer a broad line of conventional fixtures as well as custom designed fixtures so as to permit "one-stop" shopping for its customers. When a custom design is required, Sierra's graphic art person can usually produce a visual presentation of the product for customer approval within five business days. The Company believes that Sierra has developed strong customer relationships with large mall developers, such as General Growth Properties and The Hahn Company that have large budgets to support modernization of their mall fixtures. These relationships allow Sierra to identify and develop other customer relationships and to respond to customer requirements in the early stages of a merchandising or on-site advertising program.

During the 15 month period ended May 31, 1996, Sierra sold units to 10 customers, including General Growth Properties, The Hahn Company, and Sales Dynamics, Inc., and had net sales of approximately $698,000 and a net loss from operations. Of such number of customers, Sales Dynamics, Inc. with 54%, and General Growth Properties with 24%, accounted for 78% of such revenues. Accordingly, the loss of either of such customers would have a material adverse effect on the Company's mall and retail fixtures business.

The Company believes that conventional forms of on-site retail merchandising and advertising units are rapidly evolving into forms utilizing interactive video and other state of the art technologies and that such products represent a low cost alternative to traditional retailing concepts which can be used by mall developers and retailers to deliver specific messages to targeted recipients. While the Company anticipates continued market acceptance of Sierra's retail fixture designs, there can be no assurance that such designs will achieve broad market acceptance by mall developers and retailers and thereby generate sufficient revenues to permit the Company to achieve profitable operating results.

PRODUCT DEVELOPMENT

Sierra's graphic designer and its president are involved in new product development by assessing existing products and seeking to create "new looks" through innovate design and artwork and providing samples and prototypes of new styles and designs to customers in response to customer requirements. The design of a new product can take from a few hours to several weeks depending on the nature of the product and the number of units to be sold.

PRODUCTION

Sierra is entirely dependent on third party manufacturers to supply the finished products necessary to fulfill outstanding customer orders. All of the manufacturers with whom Sierra does business are located in Southern California. As of the date of this report, Sierra has no long-term agreements with any of its manufacturers and there can be no assurance it would be able to enter into any such agreements on terms favorable to it or on any terms.

While the Company believes that Sierra has good relationships with its manufacturers, Sierra is subject to the risk that a manufacturer may terminate its relationship with Sierra at any time or that an order may be received by it at a time when its manufacturers are working at full capacity. In such case, the Company may not be in a position to accept the order or risk cancellation of the order because of its inability to make shipment on a timely basis.

The Company believes, based on its experience, that in the event a manufacturer terminates its relationship with Sierra, or refuses to accept an order from Sierra, it will be able to obtain alternative sources of supply that will provide finished products in sufficient quantities, on a timely basis and at acceptable prices to enable Sierra to satisfy customer requirements.

SEASONALITY

Sierra's business is seasonal. Sales are highest in the spring and summer months. Mall and retail operators attempt to have all of their retail merchandising units in place and tested prior to the onset of the Christmas holiday season. Sales usually begin to decline in the fall of the year and do not resurge until about March of the following year.

BACKLOG

As of the date of this report, Sierra has a backlog of firm orders of approximately $400,000. The backlog consists primarily of merchandising units being produced for The Walt Disney Company, Center Court Concierge Company, and Cal-Mart. These units will be shipped during the current fiscal year. As of May 31, 1995, Sierra had a backlog of approximately $300,000, consisting of merchandising units which were shipped during the first quarter of the fiscal year ended May 31, 1996.

COMPETITION

The shopping mall and retail fixtures business is extremely competitive. The primary bases for competition are delivery, price, quality, customer service, design and customization capabilities and product offerings. The Company believes that Sierra competes effectively on the basis of quality products, customer service, pricing and timely delivery. Although pricing is important, the Company believes that product quality and timely delivery are almost of equal importance. The Company believes that Sierra's relationships with its suppliers permit it to meet customer demand for quality and timely delivery while being price competitive.

The Company believes, based on Sierra's knowledge of the shopping mall and retail fixtures industry in the United States, that its principal competitors are T.L. Horton, Creations of Dallas and Wagon Sellers. Each of these competitors has its own manufacturing facility and some of the competitors may have greater capital resources than Sierra. The prices of products sold by competitors may be less than the prices of similar merchandise sold by Sierra, and such price competition may have a material adverse effect on the revenues of the Company as well as its ability to effectively compete with other such companies.

There are no legal barriers to entry into the shopping mall and retail fixtures business and, as a practical matter, no financial barriers either. Some of the Company's competitors have substantially greater financial and other resources. There are usually no proprietary rights which can be protected from competition by patents, copyrights, or similar intellectual property. There can be no assurance that Sierra will continue to be able to effectively compete against existing and future competitors.

EMPLOYEES

As of the date of this report, the Company had nine employees, three of whom are executives, three of whom are administrative/clerical employees, one of whom manages Sierra's operations, and one of whom constitutes Sierra's design department. As of the closing date of the Mergers, Gill Champion, the Company's Chief Executive Officer, has agreed to resign as an officer and director of the Company.


ITEM 2 - DESCRIPTION OF PROPERTIES

The Company does not own any properties.

The Company currently leases approximately 3,000 square feet of office space in Santa Monica, California. The lease had a term of 36 months at $8,260 per month, expiring in February 1998. In anticipation of a merger being consummated, the Company has terminated its existing lease without penalty and will move its executive offices to Sierra or to the space currently leased by the Target Companies in September, 1996.

The Company does not anticipate incurring any significant expenses regarding its relocation. If a merger is not consummated, the Company intends to relocate the Corporate offices to Sierra. Sierra currently leases approximately 1,500 square feet of office and showroom space in Newport Beach, California at a monthly rental of $1,500. Such lease expires in June 1999.


ITEM 3 - LEGAL PROCEEDINGS

There are no proceedings of any sort to which the Company, or to the knowledge of the Company or subsidiary, or any director, officer or affiliate of the Company, any beneficial owner of more than five percent of the registrants common stock, or any associate of such person, is a party that is adverse to the Company or its properties.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year.

PART II


ITEM 5 -MARKET FOR REGISTRANT'S COMMON STOCK


The Company's common stock and redeemable warrants are traded on the NASDAQ Small Cap Market. The closing bid information for the quarter ended May 31, 1996, as quoted by the NASDAQ was 2 1/2. The range of bid information as quoted by NASDAQ for fiscal 1996 is as follows:


     Quarter Ended            High              Low
      -------------            ----              ---
    May 31, 1996             2 7/8               7/8
    February 29, 1996        4 7/8             2 1/4
    November 30, 1995          5               3 1/8
    August 31, 1995          5 1/2             3 3/8

The Company's common stock is held by approximately 450 shareholders of record and the warrants are held by approximately 43 holders of record as of July 31, 1996. Most shares are held in street name by nominees who hold stock certificates for an unknown number of shareholders and/or warrant holders.

On July 19, 1994, the Board of Directors unanimously approved the declaration of a stock dividend of one share of common stock for each share of common stock issued and outstanding effective August 1, 1994. The stockholders' equity accounts and all per share data have been retroactively adjusted to reflect the stock dividend. Any future determination as to stock or cash dividends will depend upon the financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS



GENERAL

From inception through May 31, 1996, the Company incurred significant losses in connection with implementation of its plans to operate mini-retail stores in movie theater lobbies and shopping malls. The Company, having determined that its retailing concepts were not viable, discontinued all retail operations as of May 31, 1996. Since current revenue levels are not sufficient to attain profitability, the Company has been attempting to increase revenues and cash flow and attain profitability through implementation of a restructuring plan involving the discontinuance of retail operations and reduction of operating expenses, consummation of proposed mergers and expansion of its shopping mall and retail fixtures business.

The Company's cash requirements continue to be significant and the Company has been utilizing the proceeds of its 1994 public offering, together with its limited operating revenues, to pay operating expenses. Such expenses include expenditures necessary to support the operations of its shopping mall and retail fixtures business, salaries of, and employee benefits for, its executive, administrative and marketing personnel, rent and utilities.

The first step in the implementation of the Company's restructuring has been the discontinuance of its retail operations. Although such termination has reduced the Company's revenues, it has also significantly reduced operating expenses. With the discontinuance of retail operations, the Company is devoting a significant portion of its capital resources to the support of its shopping mall and retail fixtures business, which is conducted through Sierra. In light of Sierra's low overhead (when considered as a separate business unit), the Company is currently seeking to determine the most efficient means to increase Sierra's revenues. The final step in the implementation of the restructuring plan has been the identification of the Target Companies by the Company as suitable acquisition candidates (the "Mergers"). Toward that end, the Company has formed two wholly-owned subsidiaries who, in turn, have entered into merger agreements with the Target Companies pursuant to which the Company it is obligated to raise at least $3.5 million through a private placement or public offering of securities to provide funds for payment of the Cash Consideration and to provide at least $1 million of working capital to the acquired Target Companies following the consummation of the Mergers. Up to $3 million of the net proceeds of this offering have been allocated to such purposes. In connection with the Mergers, the Company will be assuming up to $1.6 million of institutional indebtedness of the Target Companies.

The Company is currently maintaining its rights under certain license agreements which give the Company the right to market and distribute garments and other textiles imprinted with graphic images associated with a television series and a cartoon series currently in production. However, the Company has decided not to exploit such rights at this time and instead to concentrate its efforts on consummating the Mergers and expanding Sierra's operations.

The following discussion should be read in conjunction with the Company's audited consolidated financial statements for its fiscal years ended May 31, 1996, and 1995, respectively, including the notes thereto.

RESULTS OF OPERATIONS- THE COMPANY

FISCAL YEAR ENDED MAY 31, 1996 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 1995

NET SALES
Net sales from continuing operations for the year ended May 31, 1996 were $683,888. Sales from continuing operations for the year ended May 31, 1995 were $14,418. Net sales from continuing operations consisted of sales generated by Sierra. If sales of $742,895 from the discontinued retail operations were included in the net sales for the year ended May 31, 1996, net sales for such period would have been $1,416,728, as compared to net sales from all operations of $841,146 for the year ended May 31, 1995. This increase is primarily attributable to sales generated by Sierra.

GROSS PROFIT
Gross profit from continuing operations for the year ended May 31, 1996 was $273,799, or 40% of net sales. Gross profit from continuing operations is primarily attributable to net sales generated by Sierra. Cost of goods sold from the discontinued retail operations were $659,084, approximately 88% of net sales. If the gross profit of $83,811 from discontinued retail operations were included in the net sales for the year ended May 31, 1996, gross profit for such period would have been $347,555 (or 25%), as compared to gross profit from all operations of $103,205, or 12%, for the year ended May 31, 1995. The reason for the improved gross profit is primarily the result of Sierra's lower cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling expenses relating to continuing operations for the year ended May 31, 1996 were $97,600, consisting of commissions paid to outside sales personnel for Sierra. There were no selling expenses attributable to continuing operations for the year ended May 31, 1995. Selling expenses from discontinued operations for the year ended May 31, 1996 were $638,928, as compared to $969,305 for the year ended May 31, 1995. The reason for the decrease was a decrease in the retail sales of the discontinued operations.

General and administrative expenses relating to continuing operations for the year ended May 31, 1996 were $1,931,785, as compared to $1,277,270 for the year ended May 31, 1995. The reason for such increase was higher office rent expense and rent for additional warehouse space to store fixtures from closed retail stores and, as the Company began to aggressively investigate possible merger candidates, legal, audit and appraisal fees associated with pre-acquisition due diligence.

INTEREST INCOME
Interest received from cash investments declined from $160,765 to $80,065 during the year ended May 31, 1996, as compared to the year ended May 31, 1995. The reason for this decrease in interest income is the result of cash being used for working capital and consequently having decreasing amounts of cash available for investment.

NET LOSS
The Company incurred a net loss from all operations for the year ended May 31, 1996 of $2,510,148, or $0.36 per share. There was a net loss of $1,668,957, or $0.24 per share, from continuing operations and a net loss of $841,190, or $0.12 per share from discontinued operations. Loss from discontinued operations includes a loss on disposal of fixed assets of $450,139. The Company incurred a net loss of $2,255,847, or $0.36 per share, for the year ended May 31, 1995. Loss from continuing operations was $1,122,904, primarily attributed to start-up expenses for Sierra and licensed product operations. Loss from discontinued operations was $1,132,943, of which $136,813 related to a write-off of fixed assets.

FISCAL YEAR ENDED MAY 31, 1995 COMPARED TO FISCAL YEAR ENDED MAY 31, 1994

NET SALES
Net sales from continuing operations for the year ended May 31, 1995, attributable solely to Sierra, were $14,418. There were no sales from continuing operations for fiscal 1994. Sales from discontinued retail operations for the fiscal year ended May 31, 1995 were $826,728, as compared to sales of $156,898 from discontinued retail operations for fiscal 1994. The increase was attributable to expansion of the mini-store program in shopping mall and theater locations which had been in operation for up to 12 months. In fiscal 1994, no stores were operational for a 12 month period.

GROSS PROFIT
Gross profit from continuing operations for the fiscal year ended May 31, 1995 was $7,610 (52.8% of net sales). There were no sales from continuing operations in fiscal 1994. This relatively high gross profit is attributable to two sales by Sierra of smaller units which have a higher gross margin. Usual gross margins for Sierra are approximately 40%.

Gross profit from discontinued retail operations was $95,595 (11.6% of net sales), as compared to a negative gross profit of $10,186 in fiscal 1994. Cost of sales consists of the cost of product for resale, shipping costs and inventory shrinkage amounts. The increase in gross profit from discontinued operations is largely attributable to increased sales volume when compared to fiscal 1994. Included in the fiscal 1995 cost of sales, is the booking of an additional $80,000 reserve for obsolete inventory

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SGA expenses") from continuing operations for the fiscal year ended May 31, 1995 were $1,277,270. There were no SGA expenses attributable to continuing operations in fiscal 1994. The general and administrative expenses from continuing operations for fiscal 1995 relate to costs associated with operations, as well as start-up and management costs associated with Sierra. SGA expenses attributable to discontinued operations for fiscal 1995 were $1,091,725, as compared to $705,041 for fiscal 1994. This increase is largely the result of expenses related to expanded retail operations and staffing levels to accommodate such expanded operations. In the fiscal year ended May 31, 1994, staffing levels including retail operations, did not approach the level (up to 100 employees) experienced during fiscal 1995.

NET LOSS
The Company had a net loss from continuing operations for the year ended May 31, 1995 of $1,122,904 or $0.18 per share. Such loss is primarily attributable to start-up expenses for Sierra and the licensed product operations. The net loss from discontinued operations for the fiscal year ended May 31, 1995 was $1,132,943 or $0.18 per share, as compared to a net loss from discontinued operations for fiscal 1994 of $715,227 or $0.20 per share. The net loss for fiscal 1995 included a write-off of fixed assets in the amount of $136,813 related to the closure of three Florida and two California mini-stores. The net loss from continuing and discontinued operations for the fiscal year ended May 31, 1995 was $2,255,847 or $0.36 per share.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

Historically, the Company's primary cash requirements have been to support retail operations. The Company has relied on the proceeds of its 1994 public offering of Common Stock and cash flow from retail operations to fund its working capital requirements. As of May 31, 1996, the Company had discontinued all retail operations. At May 31, 1996, the Company had working capital of $525,612, as compared to working capital of $3,311,185 at May 31, 1995. The decrease in working capital was primarily attributable to inventory write-downs and loss related to discontinued retail operations and continuing operations.

Net cash used in operating activities was $1,852,923 for the year ended May 31, 1996, as compared to net cash used in operating activities of $2,477,917 for the year ended May 31, 1995. The increase in cash used in operating activities was primarily attributable to the net loss from continuing operations.

As a result of the discontinuance of retail operations, the Company has been devoting its resources to support the operations of Sierra and to completing its due diligence investigation of Target Companies, negotiating the merger agreements (see Note 7 to the financial statements), and implementing its plan to raise funds to finance the acquisition of the Target Companies and to provide working capital to them subsequent to the completion of such Mergers.

The Company provides for income taxes in accordance with STATEMENT OF FINANCIAL STANDARDS ("SFAS") NO. 109, ACCOUNTING FOR INCOME TAXES. As of May 31, 1996, the Company has significant amounts of net operating loss carry-forwards which result in deferred tax assets of $2.1 million (See Note 5 to the Financial Statements). The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon available evidence, that some portion or all of the deferred tax asset will not be realized. In management's opinion, it can not be determined if it is more likely than not if the Company will generate sufficient taxable income before the year 2012, two years after all net operating loss carry forwards expire, to utilize all of the Company's deferred tax asset. As of May 31, 1996, a valuation allowance has been recognized for the full amount of the deferred tax asset of $2.1 million.

For federal income tax purposes, the Company has federal net operating loss carry-forwards of $5,912,000 and state net operating loss carry-forwards of $2,723,000 at May 31, 1996. These carry-forwards expire in the years 2008 to 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. The Company experienced such a change in March 1994, which will limit the use of the federal net operating loss carryforward to $370,000 per year on a total of $985,000 incurred prior to the change in ownership.

The Company believes it will generate sufficient cash flows from operations in fiscal 1997 to meet cash requirements for existing subsidiary operations. In the event the Company consummates the merger agreements, additional financing may be required to meet operational and cash necessities of the new entity. However, no assurance can be given that such financing will be obtained.

If the mergers are not effected, the Company intends to expand Sierra's operations. The Company has also taken certain cost-cutting measures. Effective September 1, 1996, the Company canceled its lease on the corporate office facility, without penalty, and will merge the corporate office with Sierra's office in Newport Beach, California. The Company plans to terminate corporate personnel in areas where duplication of functions occurs.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123) issued by the Financial Accounting Standards Board
(FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's financial statements beginning on page 12 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

The information required by Part III, Items 9 through 12, is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1996.


ITEM 13 - EXHIBITS AND LISTS AND REPORTS ON FORM 8-K

    (a)  INDEX TO EXHIBITS AND LISTS

    EXHIBIT             DESCRIPTION
    3.1       Articles of Incorporation as amended.  (1)(2)

    3.2       By-Laws.  (1)(2)

    4.2 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, including form of redeemable warrant. (1)(2)

    10.1 Employment Agreement dated November 19, 1993, between the Company and Steve Natale. (1)(2)

    10.2 Employment Agreement dated November 19, 1993, between the Company and Gill Champion. (1)(2)

    10.3      1993 Stock Option Plan.  (1)(2)

    10.11 Standard Industrial lease dated July 15, 1993, between the Company and Bruce Meyer. (1)(2)

    10.17     Letter Agreement, dated June 25, 1996.

    10.18 Registration Rights Agreement, dated April 8, 1993, between the Company and the stockholders of the Company listed on the signature page thereto. (1)(2)

    21.1      Subsidiaries of the Company
                   1.  Sierra Fixture and Design, Inc.
                   2.  JJI/ASCI Acquisition Corporation
                   3.  SPI/ASCI Acquisition Corporation

    24.1 Power of Attorney (see signature page of Registration Statement on Form SB-2, filed December 3, 1993). (1)(2)

    27.1      Financial Data Summary

    (b)      REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K relating to the Registration Statement for the proposed merger with Superior and Just Jackets, dated June 28, 1996.


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed December 3, 1993, as amended by Post-Effective Amendment No. 1 to Form SB-2, filed July 23, 1996 (Registration No. 33-72930-LA)
(2) Incorporated by reference to the Company's Current Report on Form 8-K, filed June 28, 1996.

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             AMERICAN CINEMASTORES, INC.


- --------------------------------
    Gill Champion                 Chairman                      August 27, 1996
                                  Chief Executive Officer
                                  Secretary


- --------------------------------
    Steve Natale                  President                     August 27, 1996
                                  Chief Operating Officer
                                  Treasurer and Director


- --------------------------------
    Christopher J. Ebert          Chief Financial Officer       August 27, 1996
                                  (Principal Accounting Officer)

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     --------------------------------------------

FINANCIAL STATEMENTS                                                                                     PAGE
- --------------------------------------------------                 --------------------------------------------
Report of Independent Certified Public Accountants                                                         13

Consolidated Balance Sheets as of May 31, 1995 and 1996                                                    14

Consolidated Statements of Operations for the years ended May 31, 1995 and 1996                            16

Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 1995 and 1996       17

Consolidated Statements of Cash Flows for the years ended May 31, 1995 and 1996                            18

Summary of Significant Accounting Policies                                                                 20

Notes to Consolidated Financial Statements                                                                 22


                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Board of Directors
American CinemaStores, Inc.



We have audited the accompanying consolidated balance sheets of American CinemaStores, Inc. and subsidiary as of May 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American CinemaStores, Inc. and subsidiary as of May 31, 1995 and 1996, and the results of their operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.





                                       BDO SEIDMAN, LLP


Los Angeles, California
August 19, 1996

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                     --------------------------------------------
                     --------------------------------------------


ASSETS                                                            MAY 31,
                                                       -------------------------
                                                            1995          1996
                                                       ------------   ----------
CURRENT ASSETS:
    Cash and cash equivalents                         $  618,369     $  113,997
    Marketable securities                              2,134,193        359,934
    Accounts receivable, net (Note 8)                        695        215,510
    Notes receivable (Note 9)                              --            93,095
    Inventory                                             28,552         73,210
    Prepaid and other current assets                      27,776         21,750
    Net assets of discontinued operations (Note 6)       571,629          --
                                                       ------------   ----------
         Total                                         3,381,214        877,496
                                                       ------------   ----------

FIXED ASSETS:
    Office furnishings and equipment                     132,942        151,307
    Automobiles                                           17,326         17,326
    Leasehold improvements                                 5,338          5,338
                                                       ------------   ----------
                                                         155,606        173,971
    Less accumulated depreciation                         20,153         71,221
                                                       ------------   ----------
         Property and equipment, net                     135,453        102,750
                                                       ------------   ----------
DEFERRED OFFERING AND ACQUISITION COSTS                    --           314,761
DEPOSITS                                                  20,005         13,373
                                                       ------------   ----------
         Total assets                                 $3,536,672     $1,308,380
                                                       ------------   ----------
                                                       ------------   ----------

             See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS
                     --------------------------------------------
                     --------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   MAY 31,
                                                       -------------------------
                                                             1995         1996
                                                       ------------  -----------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses             $    2,529    $  229,284
    Deferred revenue (Note 4)                             67,500       122,600
                                                       ------------  -----------
         Total current liabilities                        70,029       351,884
                                                       ------------  -----------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY (Notes 1, 2 and 3)
    Preferred stock:   $0.01 par value
         5,000,000 shares authorized; none issued
    Common stock:  $0.001 par value
         15,000,000 shares authorized
          6,892,638 shares issued and outstanding
          at May 31, 1995 and 1996                         6,892         6,892
    Additional paid in capital                         7,103,552     7,103,552
    Accumulated deficit                               (3,643,801)   (6,153,948)
                                                       ------------  -----------

         Total stockholders' equity                    3,466,643       956,496
                                                       ------------  -----------

         Total liabilities and stockholders' equity   $3,536,672    $1,308,380
                                                       ------------  -----------
                                                       ------------  -----------



             See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------------
                     --------------------------------------------


                                                           YEAR ENDED  MAY 31,
                                                      --------------------------
                                                            1995          1996
                                                      ------------  ------------

SALES (Note 8)                                       $    14,418   $   683,888
COST OF SALES                                              6,808       410,089
                                                      ------------  ------------
GROSS PROFIT                                               7,610       273,799
                                                      ------------  ------------
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          1,277,270     2,029,385
                                                      ------------  ------------
OPERATING LOSS FROM CONTINUING OPERATIONS             (1,269,660)   (1,755,586)
                                                      ------------  ------------
OTHER INCOME (EXPENSE)
         Interest income                                 160,765        80,065
         Other income (expense)                          (14,009)        6,564
                                                      ------------  ------------
             Total other income                          146,756        86,629
                                                      ------------  ------------
    Loss from continuing operations                   (1,122,904)   (1,668,957)
    Discontinued operations (Note 6)
         Loss from operations                         (1,132,943)     (391,051)
         Loss on disposal                                  --         (450,139)
                                                      ------------  ------------
    Loss from discontinued operations                 (1,132,943)     (841,190)
                                                      ------------  ------------
NET LOSS                                             $(2,255,847)  $(2,510,147)
                                                      ------------  ------------
                                                      ------------  ------------
NET LOSS PER COMMON STOCK SHARES
    From continuing operations                            $(0.18)       $(0.24)
    From discontinued operations                           (0.18)        (0.12)
                                                      ------------  ------------
NET LOSS PER SHARE                                        $(0.36)       $(0.36)
                                                      ------------  ------------
                                                      ------------  ------------
WEIGHTED AVERAGE COMMON STOCK SHARES                   6,185,790     6,892,638
                                                      ------------  ------------
                                                      ------------  ------------


        See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ----------------------------------------------------
                  ----------------------------------------------------


                                           Common Stock          Additional                       Total
                                   --------------------------     Paid-in      Accumulated     Stockholders'
                                      Shares          Amount      Capital        Deficit          Equity
                                   -----------      ---------   -----------    ------------    -----------
BALANCE, JUNE 1, 1994              6,095,168         $6,095     $6,879,349    $(1,387,954)    $5,497,490

Issuance of common stock upon
  exercise of warrants (Note 2)       75,000             75        224,925                       225,000

Issuance of common stock upon
  exercise of warrants (Note 2)      722,470            722           (722)                            0

Net loss                                                                       (2,255,847)    (2,255,847)
                                   -----------      ---------   -----------    ------------    -----------
BALANCE, MAY 31, 1995              6,892,638          6,892      7,103,552     (3,643,801)     3,466,643

Net loss                                                                       (2,510,147)    (2,510,147)
                                   -----------      ---------   -----------    ------------    -----------
BALANCE, MAY 31, 1996              6,892,638         $6,892     $7,103,552    $(6,153,948)      $956,496
                                   -----------      ---------   -----------    ------------    -----------
                                   -----------      ---------   -----------    ------------    -----------



        See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------------
                     --------------------------------------------


                   Increase (Decrease) in Cash and Cash Equivalent


                                                           YEAR ENDED MAY 31,
                                                      --------------------------
                                                           1995          1996
                                                      -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Loss from continuing operations                  $(1,122,904)  $(1,668,957)

    Adjustments to reconcile net loss from
    continuing operations to net cash used in operating activities:

         Depreciation and amortization                    22,844        50,555

         Provision for bad debt                             --          20,000

         Increase (decrease) from changes in:
            Accounts receivable                             (695)     (234,815)
            Inventory                                    (28,552)      (44,658)
            Prepaids and other                            (8,002)       12,658
            Accounts payable and accrued expenses          2,529       226,755
            Deferred revenue                              67,500        55,100
                                                      -----------   ------------

    Net cash used in continuing operations            (1,067,280)   (1,583,363)

    Net cash used in discontinued operations          (1,410,637)     (269,561)
                                                      -----------   ------------

Net cash used in operating activities                 (2,477,917)   (1,852,923)
                                                      -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in marketable securities               (1,134,193)    1,774,259

    Acquisition of property and equipment               (132,687)      (17,852)

    Increase in note receivable                             --         (93,095)

    Increase in deferred offering and
     acquisition costs                                      --        (314,761)
                                                      -----------   ------------

Net cash provided by (used in) investing
  activities                                          (1,266,880)    1,348,551
                                                      -----------   ------------


        See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------------
                     --------------------------------------------


                   Increase (Decrease) in Cash and Cash Equivalent
                                     (CONTINUED)


                                                           YEAR ENDED  MAY 31,
                                                       -------------------------
                                                           1995          1996
                                                       ------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock               225,000         --
                                                       ------------   ----------

         Net cash provided by financing activities       225,000         --
                                                       ------------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,519,797)     (504,372)

CASH AND CASH EQUIVALENTS, at beginning of period      4,138,166       618,369
                                                       ------------   ----------

CASH AND CASH EQUIVALENTS, at end of period           $  618,369      $113,997
                                                       ------------   ----------
                                                       ------------   ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    In May 1995, pursuant to an agreement, a warrant holder executed a cashless exercise of 724,832 warrants for the Company's common stock in exchange for the surrender and cancellation of 2,362 shares of common stock obtained in the exercise.


        See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    ---------------------------------------------
                    ---------------------------------------------


DESCRIPTION OF BUSINESS AND BASIS OF CONSOLIDATION

American CinemaStores, Inc. (the Company) was incorporated on June 2, 1992. Principal business operations commenced on May 28, 1993. The Company had been engaged in the installation and operation of mini-stores in movie theatre lobbies and regional malls from which the Company sold movie related products including clothing, posters, and toys as well as compact discs of movie soundtracks and other popular music recordings. The Company also sold certain top selling movie and music videos.

In the year ended May 31, 1995, the Company established a wholly-owned subsidiary, Sierra Fixture and Design, Inc. to construct and sell small kiosks, display booths and other portable store fixtures for use in mall stores.

In November 1995, the Company decided to discontinue all of its retail operations. (Note 6)

The accompanying consolidated financial statements include the accounts of American Cinema Stores, Inc. and subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

The Company's marketable securities consist of United States Government Treasury Bills that mature in six months and are stated at cost which approximates market. The Company's policy is to hold such securities to maturity, unless cash is needed for operations.

INVENTORY

Inventory is stated at the lower of cost (first-in/first-out) or market. Inventory consists solely of purchased goods ready for sale.

EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is being provided on a straight line basis over the estimated useful lives of the related assets which range from three to ten years.

DEFERRED OFFERING AND ACQUISITION COSTS

Deferred offering and acquisition costs consist of legal and other professional costs incurred in connection with the pending mergers and anticipated offering of the Company's common stock to finance the mergers, as described in Note 7. Of the $314,761 in deferred costs, $156,892 relates to the mergers. Upon consummation of the mergers, the costs will be included in the determination of the total cost of the mergers, with any resulting goodwill to be amortized over its estimated useful life under the straight-line method.

The remaining $157,869 relates to the anticipated offering and will be recorded as a reduction of gross proceeds raised upon completion of the offering.

In the event the mergers and the offering are not completed, the costs will be written off.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    ---------------------------------------------
                    ---------------------------------------------

REVENUE RECOGNITION POLICY

The Company recognizes revenue at the time products are delivered to customers.

INCOME TAXES

The Company provides for income taxes in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. SFAS 109 employs an asset and liability approach in accounting for income taxes, the objective of which is to recognize the amounts of current and deferred tax payable at the date of the financial statements using the provisions of enacted tax laws.

LOSS PER SHARE

Loss per share is based on the weighted average number of shares of common stock outstanding during the period using a treasury stock method, after giving effect to the stock dividend described in Note 2.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123) issued by the Financial Accounting Standards Board
(FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown. The Company does not expect adoption to have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated financial statements to conform to 1996 presentation.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------------------
                    ---------------------------------------------

NOTE 1 - INITIAL PUBLIC OFFERING

In May 1993, the Company issued convertible warrants to subscribers for $30,000 which entitled the holders to purchase an aggregate of 3,000,000 shares of the Company's common stock at $.25 per share. These warrants were automatically converted into redeemable warrants at the closing date of the initial public offering and, in May 1994, 3,000,000 redeemable warrants and 3,000,000 shares of the Company's common stock underlying the redeemable warrants were registered by the Company on behalf of the convertible warrant holders.

Commencing six months from the close of the offering, September 21, 1994, and up until their expiration date, the redeemable warrants will be subject to redemption, at the Company's option, at $.05 per redeemable warrant if the average closing bid price of the common stock equals or exceeds $3.50 per share for any 20 consecutive trading days within a period of 30 trading days ending on the fifth day prior to the date of the notice of redemption.

On March 21, 1994, the Company completed an initial public offering of 2,800,000 shares of its common stock at $2.50 per share and 2,000,000 redeemable warrants to purchase its common stock at $.125 per redeemable warrant for gross proceeds of $7,250,000. The redeemable warrants are exercisable for two shares of common stock at any time until March 13, 1998 at an exercise price of $3.00 per share.

In May 1994, the Company's underwriter exercised its over-allotment option and the Company issued an additional 420,000 shares of its common stock at $2.50 per share and 300,000 redeemable warrants at $.125 per redeemable warrant.

The Company received net proceeds of $6,803,460 after payment of the underwriter's commission and expense allowance and other expenses from the offering (including the over-allotment).


NOTE 2 - OTHER CAPITAL TRANSACTIONS

In April 1993, the Company entered into a registration rights agreement (the "Agreement") with all of its then current stockholders. In the Agreement, the Company granted to its stockholders the right to request, on two occasions during a five year period ending in April 1998, that the Company register the shares of common stock owned by the stockholders, provided that the Company is then eligible to use Securities and Exchange Commission Form S-3, which requires that, among other things, the Company has been a public reporting company for at least twelve months. The Company's stockholders were also granted certain piggyback registration rights with respect to the shares of common stock owned by them during the period commencing twelve months after the consummation of the proposed public offering and ending seven years after the date of the Agreement. The Company also entered into a similarly worded registration rights agreement with the theatre to whom a warrant to purchase the Company's common stock was issued, as described below.

On April 8, 1993, the Company issued a warrant for $100 to purchase 724,832 shares of the Company's common stock at $.0055 per share. The warrant was issued to one of the theaters with which the Company has an agreement to operate a mini-store and was exercisable for period of five years. In April 1995, the Company entered into an amended agreement with the warrant holder allowing the warrant holder a cashless exercise of the 724,832 warrants in exchange for the surrender and cancellation of 2,362 shares of the Company's common stock obtained in the exercise. The warrant was exercised in May 1995.

On August 17, 1993, pursuant to an agreement, an officer agreed to terminate his relationship with the Company and to voluntarily surrender to the Company 543,624 shares of the Company's common stock held by him. The shares were subsequently retired by the Company.

On July 19, 1994, the Board of Directors unanimously approved the declaration of a stock dividend of one share of

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------------------
                    ---------------------------------------------

common stock for each share of common stock issued and outstanding effective as of August 1, 1994. The stockholder equity accounts, all per share data, and all applicable disclosures in the notes to the financial statements, except as otherwise indicated, have been retroactively adjusted to reflect the stock dividend.

During the year ended May 31, 1995, the Company issued 75,000 shares of its common stock upon exercise of warrants by warrant holders at $3 per share, resulting in total proceeds of $225,000 to the Company.


NOTE 3 - STOCK OPTION PLAN

The Company adopted a 1993 Stock Option Plan (the "Plan"). The Plan, as amended, provides that 800,000 shares of the Company's Common Stock are reserved for issuance upon exercise of options to acquire Common Stock granted thereunder, subject to adjustment for stock dividends and splits, reverse stock splits and other like changes in the Company's capitalization. The purpose of the Plan is to assist the Company in attracting and retaining qualified persons to serve as employees, directors and consultants of the Company.

The Plan is administered by the Board of Directors, but the Board may appoint a committee (the "Committee") consisting of two non-employee directors to administer the Plan. In general, the Board of Directors or the Committee (the "Administrator") will select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, exercise period and other provisions of such options. Options granted under the Plan will become exercisable at such times as may be determined by the Administrator.

Options granted under the Plan may be either incentive stock options ("ISOs") (as defined in the Internal Revenue Code of 1986, as amended), or non-ISOs. ISOs may only be granted to persons who are employees of the Company, including employees who are directors of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents and consultants, whom the Administrator selects. The Administrator determines the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of shares with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

Options generally vest over a four-year period at the discretion of the Administrator. In addition, outstanding options vest upon the occurrence of certain transactions, including certain mergers and other business combinations. The term of each option may be not more than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of grant. ISOs generally terminate upon an optionee's termination of employment with the Company, for any reason other than death or disability.
Upon exercise of an option, the exercise price may be paid to the Company in cash or in shares of Common Stock (based upon the market value of the shares so surrendered).


As of the date of this filing, there are outstanding options under the Plan to purchase an aggregate of 425,000 shares of Common Stock, including options granted during the fiscal year ended May 31, 1995 to Messrs. Natale, Champion and Ebert to purchase 60,000, 140,000 and 15,000 shares of Common Stock, respectively, at an exercise price of $2.50 and options granted to Mr. Ebert during the fiscal year ended May 31, 1996 to purchase 200,000 shares of Common Stock at an exercise price of $2.50.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------------------
                    ---------------------------------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company currently leases approximately 3,000 square feet of office space in Santa Monica, California. The lease had a term of 36 months at $8,260 per month, expiring February 1998. In anticipation of a merger being consummated (see Note 7), the Company has terminated the lease without penalty, effective September 1996, and will move its executive offices to Sierra or to the space currently leased by The Target Companies.

The Company does not anticipate incurring any significant expenses regarding its relocation. If a merger is not consummated, the Company intends to relocate the Corporate offices to Sierra. Sierra currently leases approximately 1,500 square feet of office and showroom space in Newport Beach, California at a monthly rental of $1,200. Such lease expires in June 1999.

Minimum future payments for the corporate office for the years ending May 31, 1997, 1998, and 1999, are $46,147, $18,000 and $18,000.

Rent expense for the years ended May 31, 1995 and 1996 amounted to $175,739 and $145,644.

The Company entered into employment agreements with two of its officers which were effective on March 21, 1994 and are for a term of three years. The agreements provide for aggregate base salaries of $125,000 and $100,000 per year to be paid to the officers, with increases in the second and third years based on the increases, if any, in the consumer price index. The agreements also provide for the officers to receive perquisites including the use of an automobile and life insurance.

In May 1995, the Company entered into an agreement to construct and sell 40 carts to a mall project for a total of $335,000. The Company received a $67,500 advance from the customer, with the remaining balance to be received in installments through September 1997. The $335,000 was recognized as revenue upon completion and delivery of the carts during the year ended May 31, 1996.
In May 1996, the Company received, among others, a $100,000 advance from another customer on an agreement to construct and sell retail fixtures for a total of $328,500. The $328,500 will be recognized as revenue upon completion and delivery of the fixtures subsequent to May 31, 1996.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------------------
                    ---------------------------------------------


NOTE 5 - INCOME TAXES

The components of deferred tax assets are as follows:


                                                  1995            1996
                                             -----------      -----------

    Deferred tax assets:
         Accounts receivable reserve        $    --          $   24,447
         Accrued vacation                        7,000           13,325
         Inventory reserve                      62,700           10,208
    Net operating loss carry-forwards        1,276,404        2,085,937
                                             -----------      -----------
    Net deferred tax assets                  1,346,104        2,133,917
    Valuation allowance                     (1,346,104)      (2,133,917)
                                             -----------      -----------
         Total                              $    --          $    --
                                             -----------      -----------
                                             -----------      -----------


Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a valuation allowance has been recorded for the full amount.

For income tax purposes, the Company has federal net operating loss carry-forwards of $5,912,000 and state net operating loss carry-forwards of $2,723,000 at May 31, 1996. These carry-forwards expire in the years 2008 to 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. The Company experienced such a change in March 1994, which will limit the use of the federal net operating loss carryforward to $370,000 per year on a total of $985,000 incurred prior to the change in ownership.


NOTE 6 - DISCONTINUED OPERATIONS

During November, 1995, the Company decided to terminate all of its retail operations by the end of the fiscal year, May 31, 1996. This includes both theatre lobby mini-stores as well as the mini-stores in regional malls. This decision is the result of the retail operation's continued lack of profitability. The regional mall stores remained open through the Christmas season. The Company considers the fixed assets associated with the retail operation impaired and therefore these fixed assets were written off during the fiscal year ended 1996. The loss on disposal of the fixed assets written off in connection with the discontinuation of retail operations amounts to $450,139, and is included in the loss from discontinued operations of $841,190 for the twelve months ended May 31, 1996. The Company maintains physical ownership of these assets and is seeking to dispose of them in a manner beneficial to the Company.

For the fiscal year ended May 31, 1995, the Company segregated for purposes of comparative disclosure on the balance sheet the net assets of discontinued operations of $571,629 as follows: accounts receivable of $22,621, inventory of $318,893, fixed assets of $395,206, and accounts payable of $165,091. Discontinued operations resulted in revenues of $742,894 and $826,728 for the fiscal year ended May 31, 1996 and 1995, respectively.

                      AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------------------
                    ---------------------------------------------

NOTE 7 - SUBSEQUENT EVENT

On June 19, 1996 the Company signed definitive merger purchase agreements with Superior Panoramic Hand Prints, Inc. and Just Jackets, Inc of North
Hollywood, California.   The mergers have yet to be consummated pending the
Company raising sufficient capital. The Company intends to raise approximately $4,000,000 in capital via public financing instruments available to it, and has signed an engagement agreement, dated August 26, 1996, with an underwriter to effect a Regulation S offering of the Company's common stock. The Company has also filed Registration Statement Form SB-2 and a post-effective amendment to register 5,225,000 shares of common stock underlying outstanding redeemable warrants that may be exercised by the warrant holders to provide additional capital.

Superior was formed in 1981 as a specialty merchandise company. Today its focus is in the advertising specialty arena where it provides silk screen and embroidery to textile blanks. Superior now employs in excess of 100 people with production runs of 20 hours per day, six days per week. Its 1995 revenues were nearly $8.5 million. Just Jackets was formed in 1993 and performs silk screen and embroidery work similar to Superior for custom jackets and denim shirts.
Its 1995 revenues were approximately $1.2 million.

The terms of the anticipated merger state that Superior will fold into a newly formed subsidiary of the Company and that the shareholders of Superior will receive an aggregate of $1,960,000 and 975,000 shares of common stock of the Company. Just Jackets will fold into a newly formed subsidiary of the Company and the shareholders of Just Jackets will receive an aggregate of $80,000 in cash and 50,000 shares of common stock of the Company. The Company will also provide $1 million of working capital to the newly formed subsidiaries.

If the mergers are not effected, the Company intends to expand Sierra's operations. The Company has also taken certain cost-cutting measures. Effective September 1, 1996, the Company canceled its lease on the corporate office facility, without penalty, and will merge the corporate office with Sierra's office in Newport Beach, California. The Company plans to terminate corporate personnel in areas where duplication of functions occurs.


NOTE 8 - SIGNIFICANT CUSTOMERS

Sales to two customers represented approximately 54% and 24% of the Company's net sales from continuing operations for the year ended May 31, 1996. The related accounts receivable from these customers represented 63% and 11% of the accounts receivable at May 31, 1996.


NOTE 9 - NOTE RECEIVABLE

At May 31, 1996, the Company has a note receivable of $93,095 from Superior Panoramic Handprints, Inc., one of the companies with which a merger is pending. The note bears interest at 12% per annum and is due upon demand. The note is secured by equipment that Superior had purchased with the note proceeds.