Form 10QSB
period 1996-08-31
AMERICAN CINEMASTORES INC
filed 1996-10-21
CIK 908338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-QSB


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1996

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission File Number  0-23138


                          AMERICAN CINEMASTORES,  INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              California                                   95-4374952
----------------------------------------            ---------------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

            1543  7th Street
        Santa Monica, California                              90401
----------------------------------------            ----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         310-394-6444


Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X        No__________

The number of shares of common stock outstanding as of August 31, 1996:
6,892,638

                          AMERICAN CINEMASTORES, INC.
                                  FORM 10-QSB



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

During negotiations with the operators of various regional shopping malls, the Company identified a market for fixtures for shopping malls and retail stores (e.g., temporary retail stores, carts, kiosks, mall directory units and other items). After investigation and analysis of this business opportunity, the Company organized Sierra Fixture and Design, Inc. ("Sierra") in March 1995, as a wholly-owned subsidiary to design, arrange for the manufacture of, market and distribute mall fixtures to operators and developers of regional shopping malls. Sierra delivered its first significant order of carts in August 1995. In addition to growing the Sierra subsidiary, the Company has decided to concentrate its efforts on consummating pending mergers with Superior Panoramic Hand Prints, Inc. and Just Jackets Corporation (the "Target Companies") (See
Note 7 of the financial statements), and expanding Sierra's business.

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

The Target Companies decorate blank garments and other textile products with graphic designs primarily by means of screen printing and embroidery. They believe that producing high quality graphic images on the garments they supply, coupled with their ability to produce and deliver value added products within short time frames, fortifies their reputation in the advertising specialty industry. Superior maintains an internal graphic arts and design department of four persons and state of the art imprinting and embroidery equipment to meet the needs of customers.

OPERATIONS OF SIERRA

Sierra, which commenced operations on March 1, 1995, is engaged in the design, marketing and installation of fixtures used in retail shopping malls and stores and mall service operations. Such fixtures consist of temporary retail units, kiosks, carts and barricade units, some of which incorporate state of the art electronics, computers and 3-dimensional technologies (e.g., touch video screens in mall directory units). Sierra has a standard product line of approximately 30 items and also offers custom design services. Sierra does not maintain an inventory of finished retail fixtures, except for five mobile units used for sales demonstrations. Standard and custom units are produced for customers solely on a "job order" basis, which means that units are produced only against firm purchase orders received from customers which have been accepted by Sierra in each instance.

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

During the first fiscal quarter which ended August 31, 1996, Sierra sold units to 4 customers, including General Growth Properties and The Walt Disney Company who comprised approximately 96% of the net sales which totaled $404,295. Of such number of customers, The Walt Disney Company accounted for 93% of such revenues. Accordingly, the loss of this customer would have a material adverse effect on the Company's mall and retail fixtures business.

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

BACKLOG

As of the date of this report, Sierra has a backlog of firm orders of approximately $485,000. The backlog consists primarily of merchandising units being produced for The Center Court Concierge Company, and Cal-Mart. These units will be shipped during the second fiscal quarter. As of May 31, 1996, Sierra had a backlog of approximately $400,000, consisting of merchandising units which were shipped during the first fiscal quarter which ended August 31, 1996.

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

EMPLOYEES

As of the date of this report, the Company had eight employees, three of whom are executives, three of whom are administrative/clerical employees, one of whom manages Sierra's operations, and one of whom constitutes Sierra's design department. Gill Champion, the Company's Chief Executive Officer, has agreed to resign as an officer and director of the Company and the Company will file the necessary documentation upon receipt of his resignation.


DESCRIPTION OF PROPERTIES

The Company does not own any properties.

The Company currently leases approximately 500 square feet of office space in Santa Monica, California on a month to month basis at $1,000 per month. In anticipation of a merger being consummated, the Company has terminated its prior lease, consisting of 3,500 sq, ft., in Santa Monica without penalty and will move its executive offices to Sierra or to the space currently leased by the Target Companies in October, 1996.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

From inception through May 31, 1996, the Company incurred significant losses in connection with implementation of its plans to operate mini-retail stores in movie theater lobbies and shopping malls. The Company, having determined that its retailing concepts were not viable, discontinued all retail operations as of May 31, 1996. Since revenue levels were not sufficient to attain profitability, the Company has been attempting to increase revenues and cash flow and attain profitability through implementation of a restructuring plan involving the discontinuance of retail operations and reduction of operating expenses, consummation of proposed mergers and expansion of its shopping mall and retail fixtures business.

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

The first step in the implementation of the Company's restructuring has been the discontinuance of its retail operations. Although such termination has reduced the Company's revenues, it has also significantly reduced operating expenses. With the discontinuance of retail operations, the Company is devoting a significant portion of its capital resources to the support of its shopping mall and retail fixtures business, which is conducted through Sierra. In light of Sierra's low overhead (when considered as a separate business unit), the Company is currently seeking to determine the most efficient means to increase Sierra's revenues. The final step in the implementation of the restructuring plan has been the identification of the Target Companies by the Company as suitable acquisition candidates (the "Mergers"). Toward that end, the Company has formed two wholly-owned subsidiaries who, in turn, have entered into merger agreements with the Target Companies pursuant to which the Company it is obligated to raise at least $3 million through a private placement or public offering of securities to provide funds for payment of the Cash Consideration and to provide at least $1 million of working capital to the acquired Target Companies following the consummation of the Mergers. Up to $3 million of the net proceeds of this offering have been allocated to such purposes. In connection with the Mergers, the Company will be assuming up to $1.4 million of institutional indebtedness of the Target Companies.

The following discussion should be read in conjunction with the Company's consolidated financial statements for its fiscal quarters ended August 31, 1996, and 1995, respectively, including the notes thereto.

RESULTS OF OPERATIONS - THE COMPANY

Fiscal Quarter Ended August 31, 1996 Compared to the Fiscal Quarter Ended May 31, 1995

Net Sales
Net sales from continuing operations for the quarter ended August 31, 1996 were $404,734. Net sales from continuing operations consisted of sales generated by
Sierra, there were no sales from discontinued operations.   Sales from
continuing operations for the quarter ended quarter 31, 1995 were $391,662. If sales of $228,597 from the discontinued retail operations were included in the net sales for the quarter ended August 31, 1995, net sales for such period would have been $620,259. This slight increase in sales from continuing operations is primarily attributable to orders from The Walt Disney Company which totaled approximately $375,000.

Gross Profit
Gross profit from continuing operations for the quarter ended August 31, 1996 was $204,786, or 50% of net sales. Gross profit from continuing operations for the period ended August 31, 1995 was $189,251 or 48%. If the gross profit of $79,918 from discontinued retail operations were included in the net sales for the quarter ended August 31, 1995, gross profit for such period would have been $268,719 (or 43%). The reason for the improved gross profit for the quarter ended August 31, 1996 as compared to the same period in the prior fiscal year is primarily the result of Sierra's improved operating efficiencies since their first year of operation.

Selling, general and administrative expenses
Selling expenses relating to continuing operations for the quarter ended August 31, 1996 were $15,737, consisting of commissions paid to outside sales personnel for Sierra. Selling expenses attributable to continuing operations for the quarter ended August 31, 1995 were $9,299 which are also attributable to commissions paid by Sierra. There were no selling expenses from discontinued operations for the quarter ended August 31, 1996. The reason for the increase in selling expenses of continuing operations from August 31, 1995 to August 1996 is due to additional sales being generated by commissioned sales representatives as compared to the period ended August 31, 1995 when fewer sales representatives were used by Sierra.

General and administrative expenses relating to continuing operations for the quarter ended August 31, 1996 were $464,278, as compared to $326,474 for the quarter ended August 31, 1995. The reason for such increase was increased advertising, travel, and trade show expenses from Sierra as well as continuing overhead expenses from the parent while closing the merger/acquisition.

Interest Income
Interest received from cash investments declined from $23,020 to $8,537 during the quarter ended August 31, 1996, as compared to the quarter ended August 31, 1995. The reason for this decrease in interest income is the result of cash being used for working capital and consequently having decreasing amounts of cash available for investment.

Net Loss
The Company incurred a net loss from operations for the quarter ended August 31, 1996 of $266,692, or $0.04 per share. There was a net loss of $123,503, or $0.02 per share, from continuing operations and a net loss of $236,734, or $0.03 per share from discontinued operations for the period ended August 31,
1995.   As discussed in the selling, general and administrative section, the increased net loss from continuing operations is primarily the result of continuing corporate overhead expenses during the finalization of the merger/acquisition.

Fiscal Quarter Ended August 31, 1995 Compared to Fiscal Quarter Ended August 31, 1994

Net Sales
Net sales from continuing operations for the quarter ended August 31, 1995, attributable solely to Sierra, were $391,662. There were no sales from continuing operations for the quarter ended August 31, 1994. Sierra began operations in March, 1995, the fourth fiscal quarter of fiscal 1995. Sales from discontinued retail operations for the quarter ended August 31, 1995 were $228,597, as compared to sales of $228,077 from discontinued retail operations for the first quarter of fiscal 1994.

Gross Profit
Gross profit from continuing operations for the fiscal quarter ended August 31, 1995 was $189,251, 48% of net sales. There were no sales from continuing operations during the fiscal quarter ended August 31, 1994. Gross profit from discontinued retail operations was $79,917, 35% of sales, for the quarter ended August 31, 1995 as compared to $95,966, 42% of net sales, for the fiscal quarter ended August 31, 1994. Cost of sales consists of the cost of product for resale, shipping costs and inventory shrinkage amounts. The decline in gross profit from discontinued operations is the result of higher product costs as well as booking additional provision for inventory obsolescence and shrinkage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SGA expenses") from continuing operations for the fiscal quarter ended August 31, 1995 were $335,774. There were no SGA expenses attributable to continuing operations for the fiscal quarter ended August 31, 1994. The general and administrative expenses from continuing operations for fiscal quarter ended August 31, 1995 relate to costs associated with operations, as well as start-up and management costs associated with Sierra. SGA expenses attributable to discontinued operations for the first fiscal quarter of fiscal 1995 were $316,663, as compared to $391,067 for fiscal 1994. This slight decrease is result of certain overhead expenses being apportioned to the continuing Sierra business. Sierra did not exist in the first fiscal quarter of 1994.

Net Loss
The Company had a net loss from continuing operations for the quarter ended August 31, 1995 of $123,503 or $0.02 per share. Such loss is primarily attributable to start-up expenses for Sierra. The net loss from discontinued operations for the fiscal quarter ended August 31, 1995 was $236,744, or $0.03 per share, as compared to a net loss from discontinued operations for the fiscal quarter ended August 31, 1994 of $275,101 or $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

Historically, the Company's primary cash requirements have been to support retail operations. The Company has relied on the proceeds of its 1994 public offering of Common Stock and cash flow from retail operations to fund its working capital requirements. As of May 31, 1996, The Company had discontinued all retail operations.

At August 31, 1996, the Company had working capital of $242,883, as compared to working capital of $3,001,573 at August 31, 1995. The decrease in working capital was primarily attributable to inventory write-downs and loss related to discontinued retail operations. Included in the working capital amount for fiscal 1995 is $451,287 related to the fixed assets of the retail operations which were written off in the second fiscal quarter.

Net cash used in operating activities was $260,834 for the quarter ended August 31, 1996, as compared to net cash used in operating activities of $549,323 for the quarter ended August 31, 1995. The decrease in cash used in operating activities was primarily attributable to the reduced net loss from continuing operations as well as a substantial increase in deferred revenue which will be converted to sales in the second fiscal quarter.

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

If the mergers are not effected, the Company intends to expand Sierra's operations. The Company has also taken certain cost-cutting measures. Effective September 1, 1996, the Company canceled its lease on the corporate office facility of 3,500 sq. ft, without penalty, and will merge the corporate office with Sierra's office in Newport Beach, California. The Company plans to terminate corporate personnel in areas where duplication of functions occurs.

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

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                          AMERICAN CINEMASTORES, INC.





By                                        By         STEVE NATALE
   ------------------------------            --------------------------------
Gill Champion,                            Steve Natale,
Chairman of The Board                     President, Director and
Chief Executive Officer and               Chief Operating Officer
Secretary





By     CHRISTOPHER J. EBERT
   ------------------------------
Christopher J. Ebert,
Chief Financial Officer
(Principal Financial Officer)

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                          AUGUST 31,                        AUGUST 31,
                                                             1996                              1995
---------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $    92,704                       $   311,054
   Marketable securities                                    82,717                         1,872,182
   Accounts receivable, net (Note 8)                       388,241                           220,201
   Notes receivable (Note 9)                                93,095                              -
   Inventory                                               217,234                           347,105
   Prepaid and other                                         3,079                            10,031
   Net assets of discontinued operations (Note 6)             -                              451,287
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                       877,069                         3,211,860
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Office furnishings and equipment                        152,056                           153,215
   Automobiles                                              17,326                            17,326
   Leasehold improvements                                    5,338                             5,338
---------------------------------------------------------------------------------------------------------------
                                                           174,719                           175,879
Less accumulated depreciation
   and amortization                                         80,548                           103,861
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                 94,171                            72,018
---------------------------------------------------------------------------------------------------------------

DEPOSITS                                                     1,750                            17,805
PRODUCT LICENSES                                               -                              15,000
DEFERRED ACQUISITION COSTS                                 351,688                               -
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 1,324,678                       $ 3,316,683
===============================================================================================================

See accompanying summary of accounting policies and notes to financial statements

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                          AUGUST 31,                        AUGUST 31,
                                                             1996                              1995
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and
        accrued expenses                               $   388,727                       $   210,287
   Deferred Revenue   (Note 4)                             246,149                               -
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                  634,876                           210,287
---------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCY
   (Note 4)
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   (Notes 1,2, and 3)
   Preferred stock, $.01 par value
   5,000,000 shares authorized,
   none issued
   Common stock:  $.001 par value
   15,000,000 shares authorized,
   6,892,638 issued and outstanding
   at August 31,1996 and August 31,1995                      6,892                             6,892
   Additional paid-in capital                            7,103,552                         7,103,552
   Accumulated deficit                                  (6,420,641)                       (4,004,048)
---------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                 689,803                         3,106,396
---------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                                $ 1,324,678                       $ 3,316,683
===============================================================================================================

See accompanying summary of accounting policies and notes to financial statements

AMERICAN CINEMASTORES, INC

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS                       THREE MONTHS
                                                           ENDED                              ENDED
                                                         AUGUST 31,                         AUGUST 31,
                                                            1996                               1995
---------------------------------------------------------------------------------------------------------------
SALES                                                  $   404,295                       $   391,662
COST OF SALES                                              199,509                           202,861
---------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                               204,786                           189,251
---------------------------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               480,015                           335,774
---------------------------------------------------------------------------------------------------------------
OPERATING LOSS FROM CONTINUING OPERATIONS                 (275,229)                         (146,523)
---------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                            8,537                            23,020
---------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                           8,537                            23,020
---------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                        (266,692)                         (123,503)
   Loss from discontinued operations                           -                            (236,744)
---------------------------------------------------------------------------------------------------------------
NET LOSS                                               $  (266,692)                      $  (360,247)
---------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON STOCK SHARE
    From continuing operations                         $     (0.04)                      $     (0.02)
    From discontinued operations                               -                               (0.03)
---------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                     $     (0.04)                      $     (0.05)

WEIGHTED AVERAGE COMMON STOCK
   SHARES OUTSTANDING                                    6,892,638                         6,892,638
===============================================================================================================

See accompanying summary of accounting policies and notes to financial statements

AMERICAN CINEMASTORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

---------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH EQUIVALENTS                 THREE MONTHS                       THREE MONTHS
                                                           ENDED                              ENDED
                                                         AUGUST 31,                         AUGUST 31,
                                                            1996                               1995
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $  (266,692)                      $  (360,247)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                             9,327                            27,627
Increase (decrease) from changes in:
   Accounts receivable                                    (172,731)                         (196,884)
   Inventory                                              (144,024)                              340
   Prepaids and other                                       30,294                             4,675
   Deferred revenue                                        123,549                           (67,500)
   Accounts payable and accrued expenses                   159,443                            42,666
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (260,834)                         (549,323)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in marketable securities                     277,217                           262,011
   Acquisition of property and equipment                      (749)                          (20,273)
   Deferred acquisition costs                              (36,927)
---------------------------------------------------------------------------------------------------------------
Net cash from investing activities                         239,541                           241,738
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)  IN CASH                           (21,293)                         (307,585)
Cash and cash equivalents
   at beginning of period                                  113,997                           618,639
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                                    $    92,704                       $   311,054
==============================================================================================================

See accompanying summary of accounting policies and notes to financial statements

                   AMERICAN CINEMASTORES, INC AND SUBSIDIARY
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED OFFERING AND ACQUISITION COSTS

Deferred offering and acquisition costs consist of legal and other professional costs incurred in connection with the pending mergers and anticipated offering of the Company's common stock to finance the mergers, as described in Note 7. Of the $351,688 in deferred costs, $191,688 relates to the mergers. Upon consummation of the mergers, the costs will be included in the determination of the total cost of the mergers, with any resulting goodwill to be amortized over its estimated useful life under the straight-line method.

The remaining $160,000 relates to the anticipated offering and will be recorded as a reduction of gross proceeds raised upon completion of the offering.

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

                   AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INITIAL PUBLIC OFFERING

In May 1993, the Company issued convertible warrants to subscribers for $30,000 which entitled the holders to purchase an aggregate of 3,000,000 shares of the Company's common stock at $.25 per share. These warrants were automatically converted into redeemable warrants at the closing date of the initial public offering and, in May 1994, 1,500,000 redeemable warrants and 3,000,000 shares of the Company's common stock underlying the redeemable warrants were
registered by the Company on behalf of the convertible warrant holders.   The
amount of warrants and shares of Common Stock have been adjusted for the Company's August 1994 stock dividend, Note 2.

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

On March 21, 1994, the Company completed an initial public offering of 2,800,000 shares of its common stock at $2.50 per share and 1,000,000 redeemable warrants to purchase its 2,000,000 shares of common stock common stock at $.125 per redeemable warrant for gross proceeds of $7,250,000. The redeemable warrants are exercisable for two shares of common stock at any time
until March 13, 1998 at an exercise price of $3.00 per share.   The amount of
warrants and shares of Common Stock have been adjusted for the Company's August 1994 stock dividend, Note 2.

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

                   AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                   AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

As of the date of this filing, there are outstanding options under the Plan to purchase an aggregate of 425,000 shares of Common Stock, including options granted during the fiscal year ended May 31, 1995 to Messrs. Natale, Champion and Ebert to purchase 140,000, 60,000 and 15,000 shares of Common Stock, respectively, at an exercise price of $2.50 and options granted to Mr. Ebert during the fiscal year ended May 31, 1996 to purchase 200,000 shares of Common Stock at an exercise price of $2.50.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company had leased approximately 3,500 square feet of office space in Santa Monica, California. The lease had a term of 36 months at $8,260 per month, expiring February 1998. In anticipation of a merger being consummated (see
Note 7), the Company has terminated the lease without penalty, effective September 1996, and will move its executive offices to Sierra or to the space currently leased by the Target Companies.

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

In August, 1996, the Company entered into agreements with three customers to construct and sell retail, information/directory and concierge units for a total of approximately $500,000. The Company received advances of $246,149 from these customers. The units associated with these advances will be recognized as revenue during the second fiscal quarter. In may, 1996, the Company received a $100,000 from a customer on an agreement to construct and sell retail fixtures totaling $328,500. This agreement was fulfilled and the $328,500 was recognized as revenue during this fiscal quarter.

                   AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

NOTE 7 - MERGERS

On June 19, 1996 the Company signed definitive merger purchase agreements with Superior Panoramic Hand Prints, Inc. and Just Jackets, Inc of North Hollywood,
California.   The mergers have yet to be consummated pending the Company raising sufficient capital. The Company intends to raise approximately $3,000,000 in capital via financing instruments available to it. The Company has also filed a Registration Statement Form SB-2 and a post-effective amendment to register 5,225,000 shares of common stock underlying outstanding redeemable warrants that may be exercised by the warrant holders to provide additional capital.

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

                   AMERICAN CINEMASTORES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SIGNIFICANT CUSTOMERS

Sales to one customer represented approximately 93% of the Company's net sales from continuing operations for the quarter ended August 31, 1996. The related accounts receivable from this customer represented 65% of the accounts receivable at August 31, 1996.

NOTE 9 - NOTE RECEIVABLE

At May 31, 1996, the Company has a note receivable of $93,095 from Superior Panoramic Hand Prints, Inc., one of the companies with which a merger is pending. The note bears interest at 12% per annum and is due upon demand. The note is secured by equipment that Superior had purchased with the note proceeds.

NOTE 10 - SIGNIFICANT SUBSEQUENT EVENT

On October 21, 1996 the Company received $500,000 from an investor to be utilized for the acquisition of the Just Jackets portion of the Merger, see
Note 7. This portion of the merger is expected to be completed in the second fiscal quarter and the Superior Panoramic portion of the merger is expected to be completed in the third fiscal quarter. Upon completion of the Just Jackets merger and incorporating the aforementioned cash, the Company's asset base will be approximately $2 million.