Form 10QSB
period 1996-11-30
AMERICAN CINEMASTORES INC
filed 1997-01-21
CIK 908338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1996

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________.

          Commission File Number  0-23138
                                  -------


                          AMERICAN CINEMASTORES,  INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)




        California                                           95-4374952
--------------------------------                     ---------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification Number)

     7330 Varna Avenue
  North Hollywood, California                                   91605
--------------------------------                     ---------------------------
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code:    818-764-8044
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X           No
    ---------          --------

The number of shares of common stock outstanding as of November 30, 1996:
6,942,638
---------

                           AMERICAN CINEMASTORES, INC.
                                  FORM 10-QSB

PART I   FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL INFORMATION

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
------------------------------------------------------------------------------
                                               NOVEMBER 30,       NOVEMBER 30,
                                                    1996              1995
------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   175,120        $   198,016
  Marketable securities                                  -           1,398,951
  Accounts receivable, net (Note 7)                 442,079            348,092
  Notes receivable (Note 8)                         100,543                 -
  Inventory                                         410,547            369,183
  Prepaid and other                                     800             18,384
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              1,129,099          2,332,626
------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Office furnishings and equipment                  152,056            151,307
  Automobiles                                        17,326             17,326
  Leasehold improvements                                 -               5,338
------------------------------------------------------------------------------
                                                    242,951            173,971
 Less accumulated depreciation
  and amortization                                   88,602             48,137
------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                         154,379            125,834
------------------------------------------------------------------------------
DEPOSITS                                              3,000             25,207
PRODUCT LICENSES                                         -              15,000
GOODWILL                                            266,282                 -
DEFERRED ACQUISITION COSTS                          351,688                 -
------------------------------------------------------------------------------

TOTAL ASSETS                                    $ 2,002,647        $ 2,494,872
------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
------------------------------------------------------------------------------
                                                 NOVEMBER 30,      NOVEMBER 30,
                                                    1996               1995
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and
  accrued expenses                               $  652,673         $  225,744
  Short term loan  (Note 9)                         100,000                 -
  Deferred Revenue                                   56,898                 -
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           820,818            225,744

------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCY
  (Note 4)
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  (Notes 1,2, and 3)
  Preferred stock, $.01 par value
  5,000,000 shares authorized,
  500 shares issued                                       5                 -
  Common stock:  $.001 par value
  15,000,000 shares authorized,
  6,942,638 issued and outstanding
  at November 30,1996 and November 30,1995            6,942              6,892
  Additional paid-in capital                      7,800,832          7,103,552
  Accumulated deficit                            (6,625,949)        (4,841,316)
------------------------------------------------------------------------------

Total stockholders' equity                        1,181,830          2,269,128

------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                          $ 2,002,648       $  2,494,872

-----------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
------------------------------------------------------------------------------

                                              THREE MONTHS       THREE MONTHS
                                                  ENDED              ENDED
                                               NOVEMBER 30,       NOVEMBER 30,
                                                  1996               1995
------------------------------------------------------------------------------

SALES                                           $   645,393        $   349,461
COST OF SALES                                       331,774            203,886
------------------------------------------------------------------------------
GROSS PROFIT                                        313,619            145,575
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        392,016            470,979
------------------------------------------------------------------------------
OPERATING LOSS FROM CONTINUING OPERATIONS           (78,397)          (325,404)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                    11,015             23,310
------------------------------------------------------------------------------
 TOTAL OTHER INCOME                                  11,015             23,310
------------------------------------------------------------------------------
  Loss from continuing operations                   (67,382)          (302,094)
  Loss from discontinued operations                      -            (535,172)
------------------------------------------------------------------------------
NET LOSS                                        $   (67,382)       $  (837,266)

------------------------------------------------------------------------------
NET LOSS PER COMMON STOCK SHARE
  From continuing operations                    $     (0.01)       $     (0.04)
  From discontinued operations                           -               (0.08)
------------------------------------------------------------------------------
NET LOSS PER SHARE                              $     (0.01)       $     (0.12)

WEIGHTED AVERAGE COMMON STOCK
  SHARES OUTSTANDING                              6,909,305          6,892,638

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
------------------------------------------------------------------------------
                                                SIX MONTHS         SIX MONTHS
                                                  ENDED               ENDED
                                               NOVEMBER 30,       NOVEMBER 30,
                                                   1996                1995
------------------------------------------------------------------------------
SALES                                           $ 1,049,688        $   741,123
COST OF SALES                                       531,283            406,750
------------------------------------------------------------------------------
GROSS PROFIT                                        518,405            334,373
------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        901,411            915,261
------------------------------------------------------------------------------
OPERATING LOSS FROM CONTINUING OPERATIONS          (383,006)          (580,896)
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                    19,552             49,330
------------------------------------------------------------------------------
 TOTAL OTHER INCOME                                  19,552             49,330
------------------------------------------------------------------------------
  Loss from continuing operations                  (363,454)          (531,567)
  Loss from discontinued operations                      -            (665,948)
------------------------------------------------------------------------------
NET LOSS                                        $  (363,454)       $(1,197,515)
------------------------------------------------------------------------------
NET LOSS PER COMMON STOCK SHARE
  From continuing operations                    $     (0.05)       $     (0.08)
  From discontinued operations                           -               (0.09)
------------------------------------------------------------------------------
NET LOSS PER SHARE                              $     (0.05)       $     (0.17)

WEIGHTED AVERAGE COMMON STOCK
  SHARES OUTSTANDING                              6,900,971          6,892,638

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 SIX MONTHS       SIX MONTHS
                                                    ENDED            ENDED
                                                 NOVEMBER 30,     NOVEMBER 30,
                                                    1996              1995
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (353,923)      $ (1,197,515)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                      21,140            (28,097)
Increase (decrease) from changes in:
  Accounts receivable                              (226,569)          (324,876)
  Inventory                                        (337,349)           (21,908)
  Prepaids and other                                 20,950             29,397
  Deferred revenue                                  (65,702)           (67,500)
  Accounts payable and accrued expenses             323,853             58,123
------------------------------------------------------------------------------
Net cash used in operating activities              (617,600)        (1,552,376)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in marketable securities               359,934          2,097,781
  Acquisition of property and equipment             (69,010)           432,923
  Deferred acquisition costs                       (135,127)                -
  Increase in note receivable                        (7,448)                -
  Proceed from issuance of preferred stock          430,374                 -
  Loan from shareholder                             100,000                 -
------------------------------------------------------------------------------
Net cash from investing activities                  678,723          2,530,704
------------------------------------------------------------------------------

NET INCREASE  IN CASH                                61,123            976,328
Cash and cash equivalents
  at beginning of period                            113,997            618,639
------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period                              $   175,120        $ 1,596,967
------------------------------------------------------------------------------

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

In November 1995, the Company decided to discontinue all of its retail operations and decided to expand into the soft goods portion of the advertising
specialty business.   (Note 5)

On October 24, 1996 the Company acquired Just Jackets Corporation, one of the Target Companies discussed in previous fiscal reports and began its operation as a wholly owned subsidiary of the Company.

The accompanying consolidated financial statements include the accounts of American Cinema Stores, Inc. and its subsidiaries Sierra Fixture and Design and Just Jackets. All significant intercompany transactions and balances have been eliminated in consolidation.

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

DEFERRED OFFERING AND ACQUISITION COSTS

Deferred offering and acquisition costs consist of legal and other professional costs incurred in connection with the pending merger and anticipated offering of the Company's common stock to finance the merger, as described in Note 6. Of the $351,688 in deferred costs, $191,688 relates to the merger. Upon consummation of the merger, the costs will be included in the determination of the total cost of the merger, with any resulting goodwill to be amortized over its estimated useful life under the straight-line method. The remaining $160,000 relates to the anticipated offering and will be recorded as a reduction of gross proceeds raised upon completion of the offering.

In the event the merger and the offering are not completed, the costs will be written off.

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

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On October 21, 1996 the Company issued 500 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, of the Company ( the "Preferred Stock") in reliance upon the exemption from registration afforded by Regulation S ("Reg S") as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The preferred Stock is convertible, whether all or in part, by the holder of the Preferred Stock into shares of Common Stock, par value $0.001 per share of the Company ( the "Common Stock") any time forty five (45) days after the date of the issuance of the Preferred Stock at a conversion price equal to fifty per cent (50%) of the average of the closing bid price of the Common Stock as quoted on NASDAQ for the five (5) consecutive trading days preceding the notice to convert, as more particularly set forth in the Certificate of Designation filed with the State of Delaware October 21, 1996. The Preferred Stock also entitles the holder to dividends at a rate of 10% per year, payable on a quarterly basis.

On October 25, 1996, the stockholders of the Company voted at the Company's annual meeting to increase from 15,000,000 to 30,000,000 the number of authorized shares of Common Stock, par value $0.001 per share, of the Company.

NOTE 3 - STOCK OPTION PLAN

The Company adopted a 1993 Stock Option Plan (the "Plan"). the Plan, as amended, provides that 800,000 shares of the Company's Common Stock are reserved for issuance upon exercise of options to acquire Common Stock granted thereunder, subject to adjustment for stock dividends and splits, reverse

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of the date of this filing, there are outstanding options under the Plan to purchase an aggregate of 355,000 shares of Common Stock, including options granted during the fiscal year ended May 31, 1995 to Messrs. Natale and Ebert to purchase 140,000 and 15,000 shares of Common Stock, respectively, at an exercise price of $2.50 and options granted to Mr. Ebert during the fiscal year ended May 31, 1996 to purchase 200,000 shares of Common Stock at an exercise price of $2.50.

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company had leased approximately 3,500 square feet of office space in Santa Monica, California. The lease had a term of 36 months at $8,260 per month, expiring February 1998. In anticipation of a merger being consummated (see Note
7), the Company has terminated the lease without penalty, effective September 1996, and will moved its executive offices to one of the Target Company, Superior Panoramic.

The Company did not incur any significant expenses regarding its relocation. If a merger with Superior is not consummated, the Company intends to relocate the Corporate offices to Sierra. Sierra currently leases approximately 1,500 square feet of office and showroom space in Newport Beach, California at a monthly rental of $1,200. Such lease expires in June 1999.

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

By amendment, dated October 29, 1996, to that Settlement Agreement, dated June 25, 1996, between the Company and Gill Champion, the then Chief Executive Officer as well as director and Chairman of the Company's Board of Directors, Mr. Champion resigned as an officer and director of the Company, effective December 5, 1996. Pursuant to such agreement and notwithstanding Mr. Champions termination of employment, as of January 1, 1997, the Company continues to be obligated through March 15, 1997, for payments to Mr. Champion in the aggregate of approximately $35,000.

NOTE 5 - DISCONTINUED OPERATIONS

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

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - MERGER

On June 19, 1996 the Company signed definitive merger purchase agreements with Superior Panoramic Hand Prints, Inc. and Just Jackets, Inc of North Hollywood,
California.   The merger with Just Jackets was consummated on October 24, 1996.
Its 1995 revenues were approximately $1.2 million. The merger with Superior will be consummated in the event the Company raises sufficient capital via the financing instruments available to it.

The terms of the anticipated merger state that Superior will fold into a newly formed subsidiary of the Company and that the shareholders of Superior will receive an aggregate of $1,960,000 and 4,444,000 shares of common stock of the Company. The Company will also provide working capital to the newly formed subsidiaries.

Just Jackets was folded into a newly formed subsidiary of the Company and the shareholders of Just Jackets received an aggregate of $80,000 in cash and 50,000 shares of common stock of the Company.

If the merger with Superior is not effected, the Company intends to expand the operations of Sierra and Just Jackets. The Company has also taken certain cost-cutting measures. Effective September 1, 1996, the Company canceled its lease on the corporate office facility, without penalty, and moved the corporate office to co-locate with Superior in North Hollywood, California. The Company has terminated all corporate personnel except for Steve Natale, President, and Christopher Ebert, Chief Financial Officer.

NOTE 7 - SIGNIFICANT CUSTOMERS

Sales to one customer represented approximately 41% of the Company's net sales from continuing operations for the six month period ended November 30, 1996. The related accounts receivable from three significant customers represented approximately 50% of the accounts receivable at November 30, 1996.

NOTE 8 - NOTE RECEIVABLE

At May 31, 1996, the Company has a note receivable of $93,095 from Superior Panoramic Hand Prints, Inc., one of the companies with which a merger is pending. The note bears interest at 12% per annum and is due upon demand. The note is secured by equipment that Superior had purchased with the note proceeds.

NOTE 9 - SHAREHOLDER  LOAN

On October 27, 1996, the President of the Company loaned to the Company $100,000 for use as working capital. Such loan is memorialized by a one year term bearing interest of 10% per annum. The note may be repaid sooner without penalty.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2 - GENERAL

From inception through May 31, 1996, the Company incurred significant losses in connection with implementation of its plans to operate mini-retail stores in movie theater lobbies and shopping malls. The Company, having determined that its retailing concepts were not viable, discontinued all retail operations as of May 31, 1996. Since revenue levels were not sufficient to attain profitability, the Company has been attempting to increase revenues and cash flow and attain profitability through implementation of a restructuring plan involving the discontinuance of retail operations and reduction of operating expenses, consummation of the proposed merger and expansion of its shopping mall and retail fixtures business as well as the expansion of Just Jackets.

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

The first step in the implementation of the Company's restructuring has been the discontinuance of its retail operations. Although such termination has reduced the Company's revenues, it has also significantly reduced operating expenses. With the discontinuance of retail operations, the Company is devoting a significant portion of its capital resources to the support of its shopping mall and retail fixtures business, which is conducted through Sierra. In light of Sierra's low overhead (when considered as a separate business unit), the Company is currently seeking to determine the most efficient means to increase Sierra's revenues. The final step in the implementation of the restructuring plan has been the identification of the Target Companies by the Company as suitable acquisition candidates (the "Mergers"). Toward that end, the Company has formed two wholly-owned subsidiaries who, in turn, have entered into merger agreements with the Target Companies pursuant to which the Company is obligated to raise funds for payment of the consideration and to provide working capital to the acquired Target Companies following the consummation of the Mergers. In connection with the Mergers, the Company will be assuming approximately $1 million of institutional indebtedness of the Target Companies. On October 24, 1996 the Company completed the acquisition of Just Jackets Corporation one of the above mentioned target companies. The information presented in this document reflect the activities of Just Jackets for this five week period as a wholly owned subsidiary of the Company.

The following discussion should be read in conjunction with the Company's consolidated financial statements for its fiscal quarters ended November 30, 1996, and 1995, respectively, including the notes thereto.

RESULTS OF OPERATIONS- THE COMPANY

FISCAL PERIOD ENDED NOVEMBER 30, 1996 COMPARED TO THE FISCAL PERIOD ENDED NOVEMBER 30, 1995

NET SALES
Net sales from operations for the six month period ended November 30, 1996 were $1,049,688. Net sales from operations consisted of sales generated by Sierra and Just Jackets. Sales from continuing operations for the six month period ended November 30, 1995 were $741,123, all from Sierra. This increase in sales from continuing operations is primarily attributable to orders received by Sierra from Center Court Concierge and the
California Mart which totaled approximately $200,000.   Just Jackets' sales for
this period were approximately $132,000.   Sales for the fiscal quarter ended
November 30, 1996 were $645,393 compared to quarterly sales from continuing operations in fiscal 1996 of $349,641. This increase in sales is attributable to improved Sierra activity as well as the aforementioned sales from Just Jackets.

GROSS PROFIT
Gross profit from operations for the period ended November 30, 1996 was $518,405, or 49.3% of net sales. Gross profit from continuing operations for the period ended November 30, 1995 was $334,373 or 45.0%. The reason for the improved gross profit for the period ended November 30, 1996 as compared to the same period in the prior fiscal year is primarily the result of Sierra's
improved operating efficiencies since their first year of operation.   Gross
profit from sales in the second fiscal quarter was $313,619 or 48.6% compared to gross profit from continuing operations in the second fiscal quarter of 1996 of $145,575 or 41.6%. Improved margins from Sierra are responsible for the increased gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling expenses relating to continuing operations for the period ended November 30, 1996 were $75,304 consisting of commissions paid to outside sales personnel for Sierra. Selling expenses attributable to continuing operations for the period ended November 30, 1995 were $42,298 which are primarily attributable to commissions paid by Sierra. The reason for the increase in selling expenses of continuing operations when comparing the fiscal periods ended November 30, 1995 and November 30, 1996 is due to additional sales being generated by commissioned sales representatives used by Sierra.

General and administrative expenses relating to continuing operations for the fiscal period ended November 30, 1996 were $826,107 as compared to $872,963 for the fiscal period ended November 30, 1995. The reason for such decrease is attributable to the parent reducing and eliminating corporate payroll and other expenses in anticipation of the merger with Superior. General and administrative expenses for the fiscal quarter of 1997 were $332,919 compared to $428,.621 for continuing operations in the second fiscal quarter of 1996. Reduced corporate expenses are attributable to this reduction.

INTEREST INCOME
Interest received from cash investments declined from $49,330 to $19,552 during the fiscal period ended November 30, 1996, when compared to the quarter ended November 30, 1995. The reason for this decrease in interest income is the result of cash being used for working capital and consequently having decreasing amounts of cash available for investment.

NET LOSS
The Company incurred a net loss from operations for the fiscal period ended November 30, 1996 of $363,454 or $0.05 per share. There was a net loss of $531,567, or $0.08 per share, from continuing operations and a net loss of $665,948, or $0.09 per share from discontinued operations for the period ended
November 30, 1995.   As discussed in the selling, general and administrative
section, the decreased net loss from continuing operations is primarily the result of continuing corporate overhead expenses being reduced in anticipation
of the finalization of the merger/acquisition.   There was a net loss of $67,381
or $0.01 per share for the quarter ended November 30, 1996 compared to a loss from continuing operations for the fiscal quarter ended November 30, 1995 of $302,094, or $0.04 per share. Reduced corporate operating expenses and improved gross margins from Sierra are the primary reasons for the improved performance.

RESULTS OF OPERATIONS

FISCAL PERIOD ENDED NOVEMBER 30, 1995 COMPARED TO THE FISCAL PERIOD ENDED NOVEMBER 30, 1994

During the reporting period ended November 30, 1995 the Company generated $1,098,894 in net sales from continued and discontinued operations compared to $382,075 for the same period in fiscal 1995. Sierra's sales from continuing operations for the six month period ended November 30, 1995 were $651,750. Sales from discontinued retail operations were $357,770 during this six month period compared to $382,075 for the same period a year ago. Sales of discontinued licensed products for the six months ended November 30, 1995 were $89,373. There were no licensed product sales during the prior fiscal year.

Sierra's sales for the second fiscal quarter ended November 30, 1995 were $260,088. Sales from discontinued retail operations for the second fiscal quarter were $129,174 compared to $153,998 for the same period in fiscal 1994. Sales from discontinued licensed products of $89,373 were recorded in the second fiscal quarter which ended November 30, 1995.

As discussed in the "Plan of Operation", the Company terminated operations of all of the remaining theatre lobby mini-stores during the fiscal quarter which ended November 30, 1995 and has decided to terminate the remaining mall mini-store operations no later than February 29, 1996. This amounted to seven theatre lobby mini-stores being terminated during the fiscal quarter ending November 30, 1995 and there will be ten mall mini-stores terminated during the third fiscal quarter ending February 29, 1996. The majority of these stores
were terminated during January, 1996.   Management considered the assets
associated with its retail operations to be impaired. Accordingly, the fixed assets relating to the retail operations of the mini-stores were written off in that fiscal period. The write-off of fixed assets associated with these closures totaled $457,393 and was recorded in the fiscal period covered by this report, November 30, 1995.

A consolidated net loss from continuing and discontinued operations of $1,197,514 was reported during the six month period ended November 30, 1995. Of this amount, $457,393 represents an extraordinary write-off taken in the second fiscal quarter of all of the fixed assets related to retail operations. Without this extraordinary item, the consolidated net loss for the period ended November 30, 1995 would have been $740,148 compared to a loss of $678,940 for
the same fiscal 1994 six month period.   The Sierra subsidiary recorded a net
profit of $12,164 for the second fiscal quarter. On a six month year to date basis, Sierra reported a net profit of $117,503. Sierra was not operating at this time in fiscal 1994, therefore no comparisons to prior period can be made. Notwithstanding the write-off of fixed assets, selling, general and administrative expenses, primarily for professional fees, labor, and rent, were the principal reasons contributing to this loss.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

Historically, the Company's primary cash requirements have been to support retail operations. The Company has relied on the proceeds of its 1994 public offering of Common Stock and cash flow from retail operations to fund its working capital requirements. As of May 31, 1996, The Company had discontinued all retail operations.

At November 30, 1996, the Company had working capital of $308,280, as compared to working capital of $2,106,882 as of November 30, 1995. The decrease in working capital was primarily attributable to the cash being utilized to fund
corporate operations after the discontinuance of retail operations.   The
operations of the Sierra subsidiary are not yet of the magnitude to support all of its own and corporate cash requirements. It is anticipated that the operations of Sierra as well as the operations of the newly acquired Just Jackets will be able provide sufficient cash for all operations.

Net cash used in operating activities was $617,600 for the six month period ended November 30, 1996, as compared to net cash used in operating activities of $1,552,376 for the six month period ended November 30, 1995. The decrease in cash used in operating activities was primarily attributable to the reduced net loss from continuing operations as well as a substantial increase in accounts payable and accrued expenses.

As a result of the discontinuance of retail operations, the Company has been devoting its resources to support the operations of Sierra and Just Jackets and to completing its due diligence investigation of the remaining Target Company, negotiating the merger agreement (see Note 7 to the financial statements), and implementing its plan to raise funds to finance the acquisition of the Target Company and to provide working capital to them subsequent to the completion of such Merger.

During the second fiscal quarter the Company received money from an investor to complete the acquisition of Just Jackets. This was accomplished via a Regulation-S offering whereby the investor was presented with 500 shares of convertible preferred stock of the Company in exchange for a $500,000 investment. Additionally, during this period, a shareholder loaned the Company $100,000 for working capital.

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

The Company believes it will generate sufficient cash flows from operations in fiscal 1997 to meet cash requirements for existing subsidiary operations. In the event the Company consummates the merger agreement, additional financing may be required to meet operational and cash necessities of the new entity. However, no assurance can be given that such financing will be obtained. If the merger with Superior is not effected, the Company intends to expand operations of Sierra and Just Jackets. The Company has also taken certain cost-cutting measures. Effective September 1, 1996, the Company canceled its lease on the corporate office facility of 3,500 sq. ft, without penalty, and relocated its corporate offices to Superior Panoramic. In the event the merger with Superior does not take place, the Company will merge the corporate office with Sierra's office in Newport Beach, California. The Company has terminated corporate personnel in areas where duplication of functions occurs.

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





                           AMERICAN CINEMASTORES, INC.








By                                        By /s/ Christopher J. Ebert
   ----------------------------------        -----------------------------------
   Steve Natale,                             Christopher J. Ebert
   Chairman of The Board, and                Chief Financial Officer, Director
   Chief Operating Officer                   (Principal Financial Officer)
                                             Secretary

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and Sierra Fixture and Design have been named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The Company and its attorneys, retained with respect to such proceeding believe this action to be without merit and are defending such proceeding.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held October 25, 1996 in Los Angeles, California, the stockholders of the Company voted by proxy to amend the Certificate of Incorporation of the Company to provide for an increase from 15,000,000 to 30,000,000 the number of authorized shares of Common Stock, par value $0.001 per share, of the Company and the number of authorized shares of capital stock of the Company from 20,000,000 to 35,000,000. Out of the 6,892,638 issued and outstanding shares of stock entitled to vote at the meeting, either by proxy or in person, 3,864,878 shares were present at the meeting, either by proxy or in person. Of those shares present, 3,729,058 shares voted in favor of increasing the authorized capital of the Company.

ITEM 5 - OTHER INFORMATION

As discussed in the Company's 10-KSB for the fiscal year ended May 31, 1996 as well as in the Company's 10-QSB for the fiscal quarter ended August 31, 1996 the Company has decided to expand into the soft goods portion of the advertising specialty business. To achieve that objective the Company completed the
acquisition of Just Jackets on October 24, 1996.    In connection with the
merger of Just Jackets, the Company received $500,000 from an investor pursuant to the sale of securities pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities act of 1933 as amended. Such funds are to be utilized for working capital and to cover the acquisition costs.

Just Jackets designs and produces various styles of jackets and denim shirts, for sale to distributors in the advertising specialty industry and to retailers of souvenir and novelty products. They manufacture or add value to blank or these plain jacket or denim shirts by decorating them with the logos, names or messages of the advertisers or other customers of the advertising specialty distributors with whom they do business and the graphic designs required by their retail customers.

The remaining Target Company, Superior, designs and produces value-added garments and other textile products, such as beach and golf towels, for sale to distributors in the advertising specialty industry and to retailers of souvenir and novelty products. They add value to blank or plain textile products, such as t-shirts, sweatshirts, golf shirts and towels, by decorating them with the logos, names or messages of the advertisers or other customers of the advertising specialty distributors with whom they do business and the graphic designs required by their retail customers. Superior maintains an internal graphic arts and design department of three people and state of the art imprinting and embroidery equipment to meet the needs of customers.

On October 19, 1996, the Company entered into an Offshore Securities Subscription Agreement (the "Agreement"), containing the standard investment representations by the subscriber, including, without limitation, (i) that the subscriber was not a "U.S. Person" as such term is defined in Regulation S ("Reg S"), as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and (ii) that the transactions contemplated are not part of a plan or scheme by such subscriber to evade the registration provisions of the Act.

Pursuant to such agreement, the Company issued 500 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, of the Company ( the "Preferred Stock") for Five Hundred Thousand Dollars ($500,000), in reliance upon the exemption from registration afforded by Regulation S ("Reg S") as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The preferred Stock is convertible, whether all or in part, by the holder of the Preferred Stock into shares of Common Stock, par value $0.001 per share of the Company ( the "Common Stock") any time forty five (45) days after the date of the issuance of the Preferred Stock at a conversion price equal to fifty per cent (50%) of the average of the closing bid price of the Common Stock as quoted on NASDAQ for the five (5) consecutive trading days preceding the notice to convert, as more particularly set forth in the Certificate of Designation filed with the State of Delaware October 21, 1996. The Preferred Stock also entitles the holder to dividends at a rate of 10% per year, payable on a quarterly basis.

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

During the six fiscal months which ended November 30, 1996, Sierra sold units to 3 significant customers, including General Growth Properties and The Walt Disney Company, The California Mart, and Center Court Concierge who comprised approximately 70% of Sierra's net sales which totaled $916,316. Of such number of customers, The Walt Disney Company accounted for 41%, The California Mart 17% and Center Court Concierge 12% of such revenues respectively. Accordingly, the loss of any of these customers would have a material adverse effect on the Company's mall and retail fixtures business.

Sierra's business is seasonal. Sales are highest in the spring and summer months. Mall and retail operators attempt to have all of their retail merchandising units in place and tested prior to the onset of the Christmas holiday season. Sales usually begin to decline in the fall of the year and do not resurge until about March of the following year.

As of the date of this report, Sierra has a backlog of firm orders of approximately $200,000. The backlog consists primarily of merchandising units being produced for The Center Court Concierge Company, and Urban Properties. These units will be shipped during the second fiscal quarter. As of May 31, 1996, Sierra had a backlog of approximately $400,000, consisting of merchandising units which were shipped during the first fiscal quarter which ended August 31, 1996.




OPERATIONS OF JUST JACKETS

Just Jackets designs and produces value-added jackets and denim shirts for sale to distributors in the advertising specialty industry and to retailers of souvenir and novelty products. Just Jackets manufactures and/or adds value to blank or plain jackets and denim shirts by decorating them with the logos, names or messages of the advertisers or other customers of the advertising specialty distributors with whom the Just Jackets does business and the graphic designs required by their retail customers. Just Jackets manufactures and/or decorates blank jackets and denim shirts with graphic designs primarily by means of embroidery.

Just Jackets utilizes a showroom provided by the remaining Target Company, Superior Panoramic, at their offices in North Hollywood, California, in which
they display their product lines of approximately 30 items.   Just Jackets has
its own sales and customer service personnel to service the advertising specialty customers. Marketing and sales efforts for Just Jackets are led by its president, Bruce Sacks, and involves visits to customers by sales personnel or Sacks, utilizing a catalog depicting a selection of the more than 30 products available from Just Jackets, telephone solicitations, attendance at trade shows and visits by customer representatives to the showroom.

Products are sold regionally and nationally to more than 100 advertising specialty distributors. For the fiscal years ended December 31, 1994 and 1995, sales to the advertising specialty market accounted for approximately 75% and 85%, respectively, of combined net sales of Just Jackets. Products are sold nationally to more than 50 retail souvenir outlets.

Products sold to advertising specialty distributors are usually resold by such distributors to end users, for whose accounts orders for such products were placed with Just Jackets. Such products are used by the end users for product promotions, employee incentive programs, customer gifts and advertising campaigns. Customers of Just Jackets sell to end users in the manufacturing, financial services, broadcasting, consumer products and communications industries.

Just Jackets derived approximately 25% of its combined net sales in fiscal 1995 from two customers. Of these two customers, one accounted for approximately 13%, and the other accounted for approximately 12% of net sales. While the Just Jackets does not have sales contracts with any customers, they have been able to maintain and increase sales volume by being responsive to their customers' needs. The customer base of Just Jackets has been relatively stable, and while there has been variation from year to year in sales to individual customers, 80% to 90% of aggregate combined sales of Just Jackets has been to the same group of customers.

At November 30, 1996, Just Jackets had a backlog of firm orders of approximately $200,000 which orders are expected to be shipped during the third current fiscal quarter .

The business of Just Jackets is seasonal. Sales are highest in the fall and winter months. Sales usually begin to decline in the spring, by reason of warmer weather and the reduction in certain tourism and industry sponsored promotional events.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      None
(b)   Reports on Form 8-K
      None