Form 10QSB/A
period 1996-11-30
AMERICAN CINEMASTORES INC
filed 1997-01-28
CIK 908338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB/A


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

                           AMERICAN CINEMASTORES, INC.
                                  FORM 10-QSB/A

PART I   FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL INFORMATION

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
------------------------------------------------------------------------------
                                               NOVEMBER 30,       NOVEMBER 30,
                                                    1996              1995
------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $   175,120        $   198,016
  Marketable securities                                  -           1,398,951
  Accounts receivable, net (Note 7)                 442,079            348,092
  Notes receivable (Note 8)                         100,543                 -
  Inventory                                         410,557            369,183
  Prepaid and other                                     800             18,384
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              1,129,099          2,332,626
------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Office furnishings and equipment                  225,655            151,307
  Automobiles                                        17,326             17,326
  Leasehold improvements                                 -               5,338
------------------------------------------------------------------------------
                                                    242,981            173,971
 Less accumulated depreciation
  and amortization                                   88,602             48,137
------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                         154,379            125,834
------------------------------------------------------------------------------
DEPOSITS                                              3,000             25,207
PRODUCT LICENSES                                         -              15,000
GOODWILL                                            266,282                 -
DEFERRED ACQUISITION COSTS                          449,888                 -
------------------------------------------------------------------------------

TOTAL ASSETS                                    $ 2,002,648        $ 2,494,872
------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
------------------------------------------------------------------------------
                                                 NOVEMBER 30,      NOVEMBER 30,
                                                    1996               1995
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and
  accrued expenses                               $  663,920         $  225,744
  Short term loan  (Note 9)                         100,000                 -
  Deferred Revenue                                   56,898                 -
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           820,818            225,744

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