Form 10QSB
period 1997-02-28
AMERICAN CINEMASTORES INC
filed 1997-03-28
CIK 908338

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.

         Commission File Number  0-23138


                             AMERICAN CINEMASTORES,  INC.
                          ----------------------------------
                (Exact name of registrant as specified in its charter)


        California                                          95-4374952
--------------------------                       -----------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)

        7330 Varna Avenue
        North Hollywood, California                          91605
----------------------------------------         ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   818-764-8044
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

The number of shares of common stock outstanding as of February 28, 1997:
   6,942,638

                             AMERICAN CINEMASTORES, INC.
                                    FORM 10-QSB

PART I   FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL INFORMATION

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

--------------------------------------------------------------------------------
                                              FEBRUARY 28,        FEBRUARY 29,
                                                 1997                1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents               $        92,563     $       390,502
    Marketable securities                               -               703,015
    Accounts receivable, net                        368,229             293,236
    Notes receivable (Note 5)                       102,103                 -
    Inventory                                       309,814             191,536
    Prepaid and other                                   800              14,963
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                873,509           1,593,252

--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
    Office furnishings and equipment                225,655             151,307
    Automobiles                                      17,326              17,326
    Leasehold improvements                              -                 5,338
--------------------------------------------------------------------------------
                                                    242,981             173,971
Less accumulated depreciation
    and amortization                                 93,442              37,048
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                         149,539             136,923
--------------------------------------------------------------------------------
DEPOSITS                                              3,000              14,554
PRODUCT LICENSES                                        -                11,506
GOODWILL                                            374,421                 -
DEFERRED ACQUISITION COSTS                          453,188                 -
--------------------------------------------------------------------------------

TOTAL ASSETS                                $     1,853,657     $     1,756,235
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
--------------------------------------------------------------------------------
                                               FEBRUARY 28,       FEBRUARY 29,
                                                  1997                1996
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                         $    568,050       $      96,116
  Short term loan  (Note 6)                       100,000                 -
  Line of credit                                   46,073                 -
  Deferred revenue                                 71,324                 -
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                         785,447              96,116

--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCY
 (Note 2)

--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
 (Note 1)
 Preferred stock, $.01 par value
 5,000,000 shares authorized,
 500 shares issued                                      5                 -
 Common stock:  $.001 par value
 15,000,000 shares authorized,
 6,942,638 issued and outstanding
 at November 30,1996 and November 30,1995           6,942               6,892
 Additional paid-in capital                     7,800,832           7,103,552
 Accumulated deficit                           (6,739,569)        ( 5,450,325)
--------------------------------------------------------------------------------

Total stockholders' equity                      1,068,211           1,660,119

--------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity                       $   1,853,657       $   1,756,235



--------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
                                             THREE MONTHS       THREE MONTHS
                                                 ENDED              ENDED
                                             FEBRUARY 28,       FEBRUARY 29,
                                                  1997              1996
--------------------------------------------------------------------------------

SALES                                       $     520,930       $      47,128
COST OF SALES                                     336,473              34,809

--------------------------------------------------------------------------------
GROSS PROFIT                                      184,457              12,319

--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      412,007             428,029

--------------------------------------------------------------------------------
OPERATING LOSS FROM CONTINUING OPERATIONS      (  227,550)         (  415,710)

--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
 Interest income                                    5,383              13,878

--------------------------------------------------------------------------------
 TOTAL OTHER INCOME                                 5,383              13,878

--------------------------------------------------------------------------------
 Loss from continuing operations               (  222,167)         (  401,832)
 Loss from discontinued operations                   -             (  207,196)

--------------------------------------------------------------------------------
NET LOSS                                    $  (  222,167)      $  (  609,028)

--------------------------------------------------------------------------------

NET LOSS PER COMMON STOCK SHARE
  From continuing operations                $     (  0.03)      $     (  0.06)
  From discontinued operations                       -                (  0.03)
--------------------------------------------------------------------------------
NET LOSS PER SHARE                          $     (  0.03)      $     (  0.09)

WEIGHTED AVERAGE COMMON STOCK
 SHARES OUTSTANDING                             6,942,638           6,892,638

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                NINE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                                FEBRUARY 28,     FEBRUARY 29,
                                                    1997            1996
--------------------------------------------------------------------------------

SALES                                         $   1,570,618     $     788,251
COST OF SALES                                       867,756           441,559

--------------------------------------------------------------------------------
GROSS PROFIT                                        702,862           346,692

--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,313,417         1,343,290

--------------------------------------------------------------------------------
OPERATING LOSS FROM CONTINUING OPERATIONS        (  610,555)       (  996,598)
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Interest income                                24,935            63,208
--------------------------------------------------------------------------------
TOTAL OTHER INCOME                                   24,935            63,208

--------------------------------------------------------------------------------
   Loss from continuing operations               (  585,620)       (  933,390)
   Loss from discontinued operations                      -        (  873,134)
--------------------------------------------------------------------------------
NET LOSS                                      $  (  585,620)    $ ( 1,806,524)

--------------------------------------------------------------------------------

NET LOSS PER COMMON STOCK SHARE
    From continuing operations                $    (   0.08)    $    (   0.13)
    From discontinued operations                         -           (   0.13)
--------------------------------------------------------------------------------
NET LOSS PER SHARE                            $    (   0.08)    $    (   0.26)

WEIGHTED AVERAGE COMMON STOCK
   SHARES OUTSTANDING                             6,920,416         6,892,638

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS
                                                NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                                FEBRUARY 28,      FEBRUARY 29,
                                                    1997              1996

--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $  (  585,620)    $ ( 1,806,524)

   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Depreciation and amortization                     22,221       (    39,186)

Increase (decrease) from changes in:
   Accounts receivable                           (  152,719)      (   270,189)
   Inventory                                     (  236,604)          155,909
   Prepaids and other                                31,323             6,757
   Deferred revenue                              (   51,276)      (    67,500)
   Accounts payable and accrued expenses            254,033       (    71,505)

--------------------------------------------------------------------------------
Net cash used in operating activities            (  718,642)      ( 2,092,238)

--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in marketable securities              359,934         1,431,178

   Acquisition of property and equipment        (    45,665)          432,923
   Deferred acquisition costs                   (   138,427)              -
   Increase in note receivable                  (     9,008)              -
   Proceed from issuance of preferred stock         430,374               -
   Loan from shareholder                            100,000               -
--------------------------------------------------------------------------------
Net cash from investing activities                  697,208         1,864,101

--------------------------------------------------------------------------------

NET DECREASE  IN CASH                             (  21,434)       (  228,137)
Cash and cash equivalents
   at beginning of period                           113,997           618,639
--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      92,563     $     390,502

--------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

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

In November 1995, the Company decided to discontinue all of its retail operations and decided to expand into the soft goods portion of the advertising
specialty business.   (Notes 3 & 4)

On October 24, 1996 the Company acquired Just Jackets Corporation, one of the Target Companies discussed in previous fiscal reports and began its operation as
a wholly owned subsidiary of the Company.   (Note 4)

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

DEFERRED OFFERING AND ACQUISITION COSTS

Deferred offering and acquisition costs consist of legal and other professional costs incurred in connection with the pending merger and anticipated offering of the Company's common stock to finance the merger, as described in Note 4. Of the $453,188 in deferred costs, $293,188 relates to the merger. Upon consummation of the merger, the costs will be included in the determination of the total cost of the merger, with any resulting goodwill to be amortized over its estimated useful life under the straight-line method. The remaining $160,000 relates to the anticipated offering and will be recorded as a reduction of gross proceeds raised upon completion of the offering.

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


NOTE 1 - OTHER CAPITAL TRANSACTIONS

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

On October 21, 1996 the Company issued 500 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock") in reliance upon the exemption from registration afforded by Regulation S ("Reg S") as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The preferred Stock is convertible, whether all or in part, by the holder of the Preferred Stock into shares of Common Stock, par value $0.001 per share of the Company (the "Common Stock") any time forty five (45) days after the date of the issuance of the Preferred Stock at a conversion price equal to fifty per cent

                     AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(50%) of the average of the closing bid price of the Common Stock as quoted on NASDAQ for the five (5) consecutive trading days preceding the notice to convert, as more particularly set forth in the Certificate of Designation filed with the State of Delaware October 21, 1996. The Preferred Stock also entitles the holder to dividends at a rate of 10% per year, payable on a quarterly basis.

On October 25, 1996, the stockholders of the Company voted at the Company's annual meeting to increase from 15,000,000 to 30,000,000 the number of authorized shares of Common Stock, par value $0.001 per share, of the Company.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

By amendment, dated October 29, 1996, to that Settlement Agreement, dated June 25, 1996, between the Company and Gill Champion, the then Chief Executive Officer as well as director and Chairman of the Company's Board of Directors, Mr. Champion resigned as an officer and director of the Company, effective December 5, 1996. Pursuant to such agreement and notwithstanding Mr. Champions termination of employment, as of January 1, 1997, the Company continues to be obligated through March 15, 1997, for payments to Mr. Champion in the aggregate of approximately $25,000.


NOTE 3 - DISCONTINUED OPERATIONS

During November, 1995, the Company decided to terminate all of its retail operations by the end of the fiscal year, May 31, 1996. This included both theatre lobby mini-stores as well as the mini-stores in regional malls. This decision was the result of the retail operation's continued lack of profitability. The regional mall stores remained open through that Christmas season. The Company considered the fixed assets associated with the retail operation impaired and therefore these fixed assets were written off during the fiscal year ended 1996. The Company maintains physical ownership of these assets and is seeking to dispose of them in a manner beneficial to The Company.

                     AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - MERGER

On June 19, 1996 the Company signed definitive merger purchase agreements with Superior Panoramic Hand Prints, Inc. and Just Jackets, Inc of North Hollywood,
California.   The merger with Just Jackets was consummated on October 24, 1996.
Just Jackets' 1995 revenues were approximately $1.2 million. The merger with Superior will be consummated in the event the Company raises sufficient capital via the financing instruments available to it.

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

If the merger with Superior is not effected, the Company intends to explore other merger/acquisition opportunities as well as expand the operations of Sierra and Just Jackets. The Company has also taken certain cost-cutting measures. The Company has terminated all corporate personnel except for Steve Natale, President, and Christopher Ebert, Chief Financial Officer.


NOTE 5 - NOTE RECEIVABLE

At February 28, 1997, the Company has a note and interest receivable of $102,103 from Superior Panoramic Hand Prints, Inc., the company with which a merger is pending. The note bears interest at 12% per annum and is due upon demand. The note is secured by equipment that Superior had purchased with the note proceeds.


NOTE 6 - SHAREHOLDER  LOAN

On October 27, 1996, the President of the Company loaned to the Company $100,000 for use as working capital. Such loan is memorialized by a one year term bearing interest of 10% per annum. The note may be repaid sooner without penalty.

NOTE 7 - SIGNIFICANT SUBSEQUENT EVENT

On March 28, 1997 the Company accepted a loan from an investor in the amount of $200,000 cash. This is a one year loan and it bears interest of 12% per annum. The loan may be repaid early or the principal balance may be converted to common stock under mutually acceptable terms which will be determined by the Company and the investor. In addition, the Company also received a $300,000 Promissory Note redeemable in 12 months at 12% interest. This money was put toward the Company's working capital. Accordingly, as of March 28, 1997, the Company's assets exceed $2,000,000 which is the current minimum requirement for listing on the NASDAQ SmallCap Exchange.



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

The first step in the implementation of the Company's restructuring has been the discontinuance of its retail operations. Although such termination has reduced the Company's revenues, it has also significantly reduced operating expenses. With the discontinuance of retail operations, the Company is devoting a significant portion of its capital resources to the support of its shopping mall and retail fixtures business, which is conducted through Sierra. In light of Sierra's low overhead (when considered as a separate business unit), the Company is currently seeking to determine the most efficient means to increase Sierra's revenues. The final step in the implementation of the restructuring plan has been the identification of the Target Companies by the Company as suitable acquisition candidates (the "Mergers"). Toward that end, the Company has formed two wholly-owned subsidiaries who, in turn, have entered into merger agreements with the Target Companies pursuant to which the Company is obligated to raise funds for payment of the consideration and to provide working capital to the acquired Target Companies following the consummation of the Mergers. In connection with the Mergers, the Company will be assuming approximately $1 million of institutional indebtedness of the Target Companies. On October 24, 1996 the Company completed the acquisition of Just Jackets Corporation one of the above mentioned target companies. The information presented in this document reflect the activities of Just Jackets for the period October 24, 1996 through February 28, 1997 as a wholly owned subsidiary of the Company.

The following discussion should be read in conjunction with the Company's consolidated financial statements including the notes thereto.


RESULTS OF OPERATIONS- THE COMPANY
FISCAL PERIOD ENDED FEBRUARY 28, 1997 COMPARED TO THE FISCAL PERIOD ENDED FEBRUARY 29, 1996

NET SALES
Net sales from operations for the nine month period ended February 28, 1997 were $1,570,618. Net sales from operations consisted of sales generated by Sierra and Just Jackets. Sales from continuing operations for the nine month period ended February 29, 1996 were $788,251, all from Sierra. This increase in sales from continuing operations is primarily attributable to orders received by Sierra from Center Court Concierge, Urban Properties, and the California Mart
which totaled approximately $350,000.   Just Jackets' sales since its merger
have been approximately $515,000.   Sales for the fiscal quarter ended February
28, 1997 were $520,930 compared to quarterly sales of the same three month period from continuing operations in fiscal 1996 of $47,128. This increase in sales is primarily attributable to the aforementioned sales from Just Jackets as well as improved Sierra activity.

GROSS PROFIT
Gross profit from operations for the nine month period ended February 28, 1997 was $702,862, or 44.8% of net sales. Gross profit from continuing operations for the nine month period ended February 29, 1996 was $346,692 or 44.0%. The reason for the improved gross profit for the nine month period ended February 28, 1997 as compared to the same period in the prior fiscal year is primarily the result of Sierra's improved operating efficiencies since their first year of
operation.   Gross profit from sales in the third fiscal quarter was $184,457 or
35.4% compared to gross profit from continuing operations in the third fiscal quarter of 1996 of $12,319 or 26.2%. Sales from Just Jackets and improved margins from Sierra are responsible for the increased gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling expenses for the nine month period ended February 28, 1997 were $67,724 consisting primarily of commissions paid to outside sales personnel for Sierra. Selling expenses attributable to operations for the nine month period ended February 29, 1996 were $62,298 which are primarily attributable to commissions paid by Sierra. The reason for the increase in selling expenses of continuing operations when comparing the fiscal periods ended February 28, 1997 and February 29, 1996 is due to additional sales being generated by commissioned sales representatives used by Sierra.

General and administrative expenses relating to operations for the nine month fiscal period ended February 28, 1997 were $1,245,694 as compared to $1,280,992 for the nine month fiscal period ended February 29, 1996. There is an actual decrease in general and administrative expenses. The general and administrative expenses for the parent and Sierra for the nine month period ended February 28, 1997 were $1,089,031. This demonstrates a reduction of expenses of $191,961 when comparing like entities over the same period. The reason for such decrease is attributable to the parent reducing and eliminating corporate payroll and other expenses in anticipation of the merger with Superior. Selling, general and administrative expenses for the fiscal quarter of 1997 were $412,007 compared to $428,029 for continuing operations in the second fiscal quarter of
1996.   Reduced corporate expenses are attributable to this reduction.

INTEREST INCOME
Interest received from cash investments and lease payments from customers declined from $63,208 to $24,935 during the nine month fiscal period ended February 28, 1997, when compared to the quarter ended February 29, 1996. The reason for this decrease in interest income is the result of cash being used for working capital and consequently having decreasing amounts of cash available for investment.

NET LOSS
The Company incurred a net loss from operations for the nine month fiscal period ended February 28, 1997 of $585,620 or $0.08 per share. There was a net loss of $933,390, or $0.13 per share, from continuing operations and a net loss of $873,134, or $0.13 per share from discontinued operations for the period ended
February 29, 1996.   As discussed in the selling, general and administrative
section, the decreased net loss from continuing operations is primarily the
result of corporate overhead expenses being reduced.   There was a net loss of
$222,167 or $0.03 per share for the fiscal quarter ended February 28, 1997 compared to a loss from continuing operations for the fiscal quarter ended February 29, 1996 of $401,832, or $0.06 per share. Reduced corporate operating expenses and improved gross margins from Sierra are the primary reasons for the improved performance.


RESULTS OF OPERATIONS

FISCAL PERIOD ENDED FEBRUARY 29, 1996 COMPARED TO THE FISCAL PERIOD ENDED FEBRUARY 28, 1995

During the nine month reporting period ended February 29, 1996 the Company generated $1,360,337 in net sales from continued and discontinued operations compared to $606,949 for the same period in fiscal 1995. Sierra's sales from continuing operations for the nine month period ended February 29, 1996 were
$614,218.   Sales from discontinued retail operations were $674,519 during this nine month period compared to $606,949 for the same period a year ago. There were no sales from Sierra in the prior fiscal year. Sales of discontinued licensed products for the nine months ended February 29, 1996 were $89,373. There were no licensed product sales during the prior fiscal year.

Sierra's sales for the third fiscal quarter ended February 29, 1996 were $34,067. Sales from discontinued retail operations for the third fiscal quarter were $227,375 compared to $224,874 for the same period in fiscal 1995.

A consolidated net loss from continuing and discontinued operations of $1,806,524 was reported during the nine month period ended February 29, 1996.
Of this amount, $457,393 represents an extraordinary write-off taken in the second fiscal quarter of all of the fixed assets related to retail operations. Without this extraordinary item, the consolidated net loss for the period ended February 29, 1996 would have been $1,349,131 compared to a loss of $1,336,760
for the same fiscal 1995 nine month period.   The Sierra subsidiary recorded a
net loss of $24,825 for the third fiscal quarter. On a nine month year to date basis, Sierra reported a net profit of $92,678. Sierra was not operating at this time in fiscal 1995, therefore no comparisons to prior period can be made. Notwithstanding the write-off of fixed assets, selling, general and administrative expenses, primarily for professional fees, labor, and rent, were the principal reasons contributing to this loss.


LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

Historically, the Company's primary cash requirements have been to support retail operations. The Company has relied on the proceeds of its 1994 public offering of Common Stock and cash flow from retail operations to fund its working capital requirements. As of May 31, 1996, The Company had discontinued all retail operations.

At February 28, 1996, the Company had working capital of $88,062, as compared to working capital of $1,496,137 as of February 29, 1996. The decrease in working capital was primarily attributable to the cash being utilized to fund corporate
operations after the discontinuance of retail operations.   The operations of
the Sierra subsidiary are not yet of the magnitude to support all of its own and corporate cash requirements. It is anticipated that the operations of Sierra as well as the operations of the newly acquired Just Jackets will be able provide sufficient cash for all operations.

Net cash used in operating activities was $718,642 for the nine month period ended February 28, 1997, as compared to net cash used in operating activities of $2,092,238 for the nine month period ended February 29, 1996. The decrease in cash used in operating activities was primarily attributable to the reduced net loss from continuing operations as well as an increase in accounts payable and accrued expenses. As a result of the discontinuance of retail operations, the Company has been devoting its resources to support the operations of Sierra and Just Jackets and to completing its due diligence investigation of the remaining Target Company, negotiating the merger agreement (see Note 4 to the financial statements), and implementing its plan to raise funds to finance the acquisition of the Target Company and to provide working capital to them subsequent to the completion of such Merger.

During the second fiscal quarter the Company received money from an investor to complete the acquisition of Just Jackets. This was accomplished via a Regulation-S offering whereby the investor was presented with 500 shares of convertible preferred stock of the Company in exchange for a $500,000 investment. Additionally, during this period, the Company's President loaned to the Company $100,000 for working capital.

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

The Company believes it will generate sufficient cash flows from operations in fiscal 1997 to meet cash requirements for existing subsidiary operations. In the event the Company consummates the merger agreement, additional financing may be required to meet operational and cash necessities of the new entity.
However, no assurance can be given that such financing will be obtained. If the merger with Superior is not effected, the Company intends to investigate other merger candidates as well as expand operations of Sierra and Just Jackets.

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                             AMERICAN CINEMASTORES, INC.








By                                     By /s/ Christopher J. Ebert
  -------------------------------        ---------------------------------
Steve Natale,                          Christopher J. Ebert
Chairman of The Board,                 Chief Financial Officer, Director
President, and                         (Principal Financial Officer)
Chief Operating Officer                Secretary

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and Sierra Fixture and Design have been named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The Company and its attorneys, retained with respect to such proceeding believe this action to be frivolous and without merit and are defending such proceeding.

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

ITEM 5 - OTHER INFORMATION

As discussed in the Company's 10-KSB for the fiscal year ended May 31, 1996 as well as in its previous fiscal 1997 quarterly reports, the Company has decided to expand into the soft goods portion of the advertising specialty business. To achieve that objective the Company completed the acquisition of Just Jackets on
October 24, 1996.    In connection with the merger of Just Jackets, the Company received $500,000 from an investor pursuant to the sale of securities pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities act of 1933 as amended. Such funds are to be utilized for working capital and to cover the acquisition costs.

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

Sierra's business is seasonal. Sales are highest in the fall and summer months. Mall and retail operators attempt to have all of their retail merchandising units in place and tested prior to the onset of the Christmas holiday season. Sales usually begin to decline in the spring of the year and do not resurge until about June.

As of the date of this report, Sierra has a backlog of firm orders of approximately $200,000. The backlog consists primarily of merchandising units being produced for The Center Court Concierge Company, and Riley Golf. These units will be shipped during the fourth fiscal quarter. As of May 31, 1996, Sierra had a backlog of approximately $400,000, consisting of merchandising units which were shipped during the first fiscal quarter which ended August 31, 1996.

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

At February 28, 1997, Just Jackets had a backlog of firm orders of approximately $100,000 which orders are expected to be shipped during the fourth current fiscal quarter.

The business of Just Jackets is seasonal. Sales are highest in the fall and winter months. Sales usually begin to decline in the spring, by reason of warmer weather and the reduction in certain tourism and industry sponsored promotional events.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    None
(b) Reports on Form 8-K
    None