Form 10KSB
period 1997-05-31
AMERICAN CINEMASTORES INC
filed 1997-09-09
CIK 908338

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE U.S. SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31,1997

                         COMMISSION FILE NUMBER 0-23138

                          AMERICAN CINEMASTORES,  INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         95-4374952
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                            2300 SOUTH EASTERN AVENUE
                       CITY OF COMMERCE, CALIFORNIA 90040

           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  213-725-4955

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                      ON WHICH REGISTERED

            NONE                                       NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                      COMMON STOCK AND REDEEMABLE WARRANTS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES    X      NO
                                 -----       -----

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRATION ON JULY 31, 1997 BASED ON THE AVERAGE ASKING BID AND ASKED PRICE ON SUCH DATE WAS $19,929,102.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1997:
13,401,387.

THE ISSUER'S REVENUES FROM CONTINUING OPERATIONS FOR ITS FISCAL YEAR ENDED MAY 31, 1997 WERE $1,675,350.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

American CinemaStores, Inc. (the "Company") designs, manufactures, and markets under two wholly owned subsidiaries Sierra Fixture & Design, Inc., ("Sierra") and Just Jackets, Inc., ("Just Jackets"). The Company's business under the Sierra brand includes products that target shopping centers, major retailers, multi-site operations, smaller retailers, and commercial offices. The Company believes Sierra is one of the few companies that designs and develops a total interior functional product. Just Jackets designs and manufactures jackets targeting specialty retailers and the advertising industry. Just Jackets adds value to the jackets by adding logos of the advertisers or other customers, creating a unique marketing tool.

HISTORY

The Company was incorporated as a Delaware corporation in February, 1992. From May 1993, when American CinemaStores, Inc. commenced operations, to May 1996, the Company was engaged in the operation of retail mini-stores offering movie related merchandise, such as apparel, posters, toys, compact discs and cassette tapes of movie sound tracks. The company's mini-stores were located in the lobbies of movie theatres located in California, Florida, New Jersey, and New York. In July 1994, the Company opened temporary mini-stores in regional shopping malls offering merchandise similar to the merchandise sold in the theatre lobby mini-stores. The mini-store operation did not generate the revenues and profits to successfully operate the Company, and in the period of May 1995 through May 1996, the Company discontinued all retail operations.

On March 21, 1994, the Company completed an initial public offering of 2,800,000 shares of its common stock at $2.50 per share and 2,000,000 redeemable warrants to purchase its common stock at $1.25 per redeemable warrant for gross proceeds of $7,250,000.

The Company restructured its business with the discontinuance of its retail operations. This reduced the Company's revenues and reduced operating expenses. With the discontinuance of retail operations the Company began to focus its capital resources on the Sierra business. Steps in the restructuring process include the identification of target companies by the Company for suitable acquisition. The Company completed the acquisition of Just Jackets in October, 1996 and the acquisition of Susan Burrowes, Ltd. in June, 1997.

On June 19, 1996 the Company signed a definitive merger purchase agreement with Superior Panoramic Hand Prints, Inc. and Just Jackets, Inc. of North Hollywood, California. The Company was unable to raise sufficient capital within the prescribed time frame to consummate the merger with Superior. Accordingly, the merger prospect for Superior lapsed in April, 1997. The merger with Just Jackets was completed on October 24, 1996. Just Jackets' 1996 revenues were estimated at $1.2 million. Just Jackets was folded into a newly formed apparel subsidiary of the Company and the shareholders of Just Jackets received an aggregate of $80,000 in cash and 50,000 shares of common stock of the Company.

On June 12, 1997, the Company acquired 100% of the common stock of Susan Burrowes, Ltd. Susan Burrowes is engaged in the design, manufacturing, and distribution of missy and women's career apparel. Susan Burrowes was incorporated in California in 1978. The Company has relocated its corporate headquarters and all of its subsidiaries operations to the 62,000 square foot facility in Commerce, California. Susan Burrowes has a showroom in New York City in the apparel marketplace. Net revenues for Susan Burrowes during fiscal year ended February 28,1997 were approximately $15.0 million. Their labels include Susan Burrowes, Laura Keifer, Just Clothes , Independence, and Abbreviate. Examples of key retail customers are Sears, JC Penney's, Macy's, and Casual Corner Group.

SIERRA FIXTURE AND DESIGN

OPERATIONS
Sierra commenced operations in March 1995, and is engaged in the design, marketing and installation of fixtures used in malls and stores and mall service operations. These fixtures consist of temporary retail units, kiosks, carts and marketing directories, some of which incorporate state of the art electronics, debit card systems, interactive computers and three-dimensional
technologies as touch video screens in mall directory units.   Sierra does not
normally maintain an inventory of retail fixtures and units are produced for customers solely on a custom basis, which means that units are produced only against firm purchase orders received from customers.

THE MARKET
The shopping center industry is a highly diverse marketplace with different
purchasing points.   The customers of  Sierra are the developers of shopping
malls both on a regional and national basis, individual shopping malls, and office complexes. The Company believes, based on its knowledge of the industry, that the potential national market for its products is approximately $550 million. The purchasing decision is typically made by marketing directors, retail licensing directors and operations personnel. The product needs of the individual customers require custom design to meet their individuals needs. These requirements can be as varied as providing information, customer profiles, gathering marketing data, to displaying and selling a wide variety of retail products.

MARKETING AND SALES
Sierra has relocated its offices and showroom to the corporate headquarters in Commerce, California. Sierra's marketing and sales programs are implemented by its president and various independent sales representatives. The sales representatives receive commission income from Sierra based solely on orders solicited by them and which have been accepted by Sierra. None of such sales representatives are engaged by Sierra on an exclusive basis or devotes substantially all of his or her time to selling Sierra's products.

Sierra's merchandising strategy is to focus on the development of the next generation of technology based sales. The Company believes that Sierra produces the finest quality product and is known for innovative leading edge design. When a custom design is required, Sierra's accredited design staff will produce a visual presentation of the model for customer approval. The Company believes that Sierra has developed strong customer relationships with large mall developers, such as Urban Retail Properties, General Growth Properties and The Tirzac-Hahn company

During this fiscal year, Sierra sold units to customers including The Walt Disney Company, Wolfchase Galleria Project, The California Mart, and CenterCourt Concierge. Sierra had net revenues of $1,101,397 in the fiscal year 1997.

PRODUCT DEVELOPMENT
The Company believes that conventional forms of on-site retail merchandising and advertising units are rapidly evolving into forms utilizing interactive video and other state of the art technologies and that such products represent a low cost alternative to traditional retailing concepts. These products can be used by mall developers and retailers to deliver specific messages to targeted customs. While the Company anticipates continued market acceptance of Sierra's products, any delays of getting the product to the marketplace could adversely effect the business.

MANUFACTURING
Sierra develops and markets its products with contractors that supply the finished products necessary to fulfill outstanding customer orders. The Company believes that Sierra has good relationships with its manufacturers. Sierra is subject to the risk that a manufacturer may cause delayed shipments or the inability to produce a timely product due to the manufactures capacity. The Company believes, based on its experience, that in the event a manufacturer terminates its relationship with Sierra, or refuses to accept an order from Sierra, it will be able to obtain alternative sources of supply that will provide finished products in sufficient quantities, on a timely basis and at acceptable prices to enable Sierra to satisfy customer requirements.

SEASONALITY
Sierra's business is cyclical. Sales are highest in the summer and fall months. Mall and retail operators attempt to have all of their retail merchandising units in place and tested prior to the onset of the Christmas holiday season.

BACKLOG
As of July 31, 1997, Sierra had a backlog of firm orders of approximately $100,000. The backlog consists primarily of merchandising units being produced for CenterCourt Concierge Company, Stonewood Shopping Center, and others. These units are expected to be shipped during the first fiscal quarter. As of May 31, 1996, Sierra had a backlog of approximately $400,000, consisting of merchandising units which were mostly shipped during the first quarter of the fiscal year ended May 31, 1997.

COMPETITION
The Company believes that Sierra competes effectively on the basis of quality products, customer service, pricing and timely delivery. Although pricing is important, the Company believes that product quality and timely delivery are almost of equal importance. Sierra's principal competitors are Mall Media, PNC Bank Inc. and T. L. Horton. Each of these competitors has its own manufacturing facility. The prices of products sold by competitors may be less than the prices of similar merchandise sold by Sierra. The company believes it has the ability to compete on innovative design and have a superior quality product.

The company does not hold any existing patents, but has developed a worldwide strategic partnership with 3D projection system in August 1997 for preferential marketing rights to the mall and retail businesses on a worldwide basis. Sierra is in negotiation for a national contract to market the mall dedicated debit card system. These relationships allow Sierra to continue to build leading edge products.

JUST JACKETS

OPERATIONS
Just Jackets commenced operation in April, 1994, and was acquired by the Company in October, 1996. Just Jackets designs and produces value-added decorated jackets and denim shirts to distribute in the advertising specialty industry and to retailers of souvenir and novelty products. Just Jackets adds value by decorating the products with the exclusive logos of the advertisers or other customers within the advertising specialty industry with whom they do business.

THE MARKET
According to the Advertising Specialty Institute, there are more than 13,000 distributors of advertising specialty products in the United States. Distributors are entities with local or regional focus, ranging from one person/one product entities to corporate customers. The Company believes that advertising specialty products and programs generally can represent a lower cost alternative to the traditional advertising media, and can be utilized by marketers to deliver specific messages to targeted recipients.

MARKETING AND SALES
Just Jackets maintains its sales office in the corporate offices in Commerce, California. Marketing and sales efforts for Just Jackets are led by management and primarily involve continuing telemarketing and mailings to the existing customer base.

Products are sold regionally and nationally to more than 100 advertising specialty distributors. For the fiscal years ended 1995 and 1996, sales to the advertising specialty market accounted for approximately 75% of the net revenues of Just Jackets. The products are used for product promotions, employee incentive programs, customer gifts and advertising campaigns. Customers of Just Jackets sell to end users in the manufacturing, financial services, broadcasting, consumer products and communications industries.

MANUFACTURING
Just Jackets' products are manufactured at various contracting facilities in the greater Los Angeles area. While the Company believes that Just Jackets has good relationships with its manufacturers, Just Jackets is subject to the risk that a manufacturer may terminate its relationship with Just Jackets at any time or that an order may be received at a time when its manufacturer is working at full capacity. Historically, Just Jackets has not experienced material delays in obtaining needed merchandise and there are alternate sources of manufacturing available from whom they would be able to obtain timely deliveries of raw materials in sufficient quantities and at acceptable prices to arrange production of finished goods to satisfy customer requirements.

BACKLOG
At July 31, 1997, Just Jackets does not have a backlog of unfilled orders.

SEASONALITY
Just Jackets' business is seasonal. Sales are highest in the summer and fall months. Sales usually begin to decline in late winter by reason of the climate and reduction in tourism as well as fewer industry sponsored promotional events usually experienced during the fall and winter months.

COMPETITION
The advertising specialty industries in which Just Jackets is engaged is characterized by intense competition. The Company believes that the bases of competition in such industries are product offerings, prices, quality of products, design capabilities and customer service. Just Jackets believes that their principal competitors are Dunbrook and Hollaway.


SUSAN BURROWES LTD.

OPERATIONS
Susan Burrowes, Ltd., was acquired by the Company on June 12, 1997, Susan Burrowes commenced operations in 1978, and is a recognized brand name in the missy and women's apparel business under the labels Susan Burrowes and Laura Keiffer. The company provides custom missy and women's apparel and uses its expertise to build its private label business. The products designed use concepts developed by the brands with a focus on quality and construction to achieve retail pricing.

THE MARKET
The Company has leveraged its distribution network, fashion leadership and merchandising by focusing on the national chain department store and mass merchandisers. The Company participates in two marketing segments: branded missy/women's apparel and private label missy/women's apparel.

MARKETING AND SALES
The Company sells it products through commissioned account executives as well as through the division's Vice President. The products are sold in department stores (including Macy's, Lord and Taylor and Mercantile), apparel specialty stores (including: Casual Corner, August Max, and Lane Bryant), national chain stores (including: JC Penney's and Sears), and the mass merchandisers (Wal-
Mart).

PRODUCT DEVELOPMENT
The Company's merchandising staff determines market trends by visiting retail stores and trade shows throughout the United States and Europe. The merchandising staff selects the styles, colors, and fabrics for each new product line. The design staff prepares the concept boards containing proposed designs and fabric selections which are reviewed by the Company's management and major customers.

MANUFACTURING
The Company manufactures with contractors in the Los Angeles area. Although the Company does not have long term manufacturing agreements the Company believes its relationships with its contractors is satisfactory and that alternative sources of cutting and sewing are available. The Company also has an quality control program and uses an outside service (CalCompliance) to insure proper regulation and internal controls at the contractors site.

SEASONALITY
Susan Burrowes business is not a seasonal business outside of the normal retail receipts shifts.

BACKLOG
As of July 31. 1997, the backlog for Susan Burrowes was approximately $250,000. Such merchandise is expected to be shipped within the first fiscal quarter.

COMPETITION
The apparel industry participates in a competitive marketplace that is driven by the manufacturers ability to strategically align its product and price structure with targeted retailers. Susan Burrowes Ltd. believes its key competitors are Kellwood and Halston.


ITEM  2.  PROPERTIES

TRADEMARKS

JUST CLOTHES (R), SUSAN BURROWES(R), LAURA KEIFFER(R), AND ABBREVIATE(R) are federally registered trademarks in the United States. The Company is in the process of registering trademarks for the names of Sierra Fixture & Design, Just Jackets and Independence. The Company regards these trademarks as valuable assets and believes they are an important factor in marketing its products. It is the policy of the company to defend these trademarks against infringement.

PHYSICAL PROPERTIES

As a result of the Susan Burrowes acquisition, the principal executive offices of the Company are located at 2300 South Eastern Avenue, City of Commerce, California, 90040 and are occupied pursuant to a lease which expires in 1999. This location represents approximately 62,000 square feet of office, manufacturing, and distribution space. The annual rent on such premises is $296,000 for fiscal 1998. The building is appropriately designed and kept in good repair. The facility is well maintained and has sufficient capacity to accommodate present volumes. The Company has relocated Sierra from its Newport Beach office into the executive offices in City of Commerce after negotiating an early termination of its lease without penalty. As a result of the Susan Burrowes Ltd. acquisition the Company leases an apparel showroom in New York City for an annual rent of $90,000 per year with a lease continuing through April 1998. The Company also leases an apartment in New York City for a rent of $29,000 per year. The apartment is approximately 2200 square feet and is located at 347 West 57th Street # 24C. The Company believes the rent will be offset with expenses saved from sales personnel using the apartment throughout the year.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and its operating subsidiaries, their ages and their positions are set forth below.

NAME                          AGE                 POSITION
Kathryn Van Ness               46        Chief Executive Officer and President of the Company
Christopher Ebert              46        Chief Financial Officer of the Company
Christopher Kelly              51        President, Sierra Fixture and Design
Susan Weinstock                35        Vice President, Susan Burrowes

                                        7

Ms. Kathryn Van Ness was named Chief Executive Officer and President of the Company on June 24, 1997. Ms Van Ness was previously with Authentic Fitness Corporation (NYSE:ASM) where she served as President of the Speedo, Anne Cole,
Catalina, Cole of California, and Oscar de la Renta businesses.   Ms. Van Ness
has also held various other positions, including General Manager/Vice President of Jantzen Inc. V.F. Corporation (NYSE:VFC) and President of White Stag at Warnaco (NYSE:WAC) where she instituted strategic and annual planning processes. Ms. Van Ness also has an extensive retail background from Federated Department Stores (NYSE:FED).

Mr. Christopher Ebert has served as the Chief Financial Officer of the Company
since September 1994.   Mr. Ebert had previously served as the Director of
Finance and Accounting for the Alcoholic Beverage Control of Virginia. Prior thereto he was the Chief Financial Officer and Treasurer and President of US manufacturing divisions for Trio-Tech International, (NASDAQ:TRTC) a Los Angeles based international manufacturer of semi-conductor test equipment. Mr. Ebert has also served as Controller for Master Protection Corporation, and has held various international finance and accounting positions with General Electric Medical Systems.

Christopher D. Kelly, joined the Company in March 1995 as the President of the Company's wholly owned subsidiary, Sierra Fixture and Design. From 1969 to 1986 Mr. Kelly owned and operated "Rax Unlimited", a mall and retail store fixture
manufacturer.   From 1987 to February 1995 Mr. Kelly co-founded and developed
Mesa Verde Fixture and Design. Mesa Verde is a design and manufacturing firm specifically tailored to work closely with mall developers. Upon occasion, Mr. Kelly has taught at Woodbury University and the Fashion Institute of Design and Manufacturing.

Ms. Susan Weinstock was named Vice President of the Apparel division June 12, 1997. Ms. Weinstock has extensive experience in all aspects of the apparel business including sales management, manufacturing and administration. Her prior experience is with Susan Burrowes Ltd. managing in various executive positions.

As of June 15, 1997, Mr. Steve Natale, the Company's President and Chief Executive Officer resigned as an officer and director of the company. On June 24,1997, Ms. Kathryn Van Ness accepted the positions of President and Chief Executive Officer.


ITEM 3.  LEGAL PROCEEDINGS

On July 22, 1996, the Company and Sierra Fixture & Design were named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The Company and its attorneys, retained with respect to such proceeding, believe the action to be frivolous and without merit and are defending such proceeding. The suit was filed in the Superior Court of the State of California and the plaintiff is seeking undisclosed compensatory and punitive damages as well as attorney fees.

The Company is involved from time to time in litigation incidental to the conduct of its business. The Company does not believe that any such litigation currently pending will have a materially adverse effect on its financial condition or results of its operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMPANY EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.001 per share ("Common Stock"), is traded on the Nasdaq SmallCap Market under the symbol ACSI.

The following table sets forth quarterly inter-dealer bid prices of the Common Stock as reported by Nasdaq for the Company's fiscal years ended May 31, 1996 and 1997, respectively. These quotations are inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                           BID PRICES OF COMMON STOCK

FISCAL YEAR ENDED MAY 31, 1996               HIGH      LOW
     FIRST QUARTER                           5.50      3.38
     SECOND QUARTER                          5.00      3.18
     THIRD QUARTER                           4.88      2.25
     FOURTH QUARTER                          2.88      0.88


FISCAL YEAR ENDED MAY 31, 1997
     FIRST QUARTER                           3.00      1.16
     SECOND QUARTER                          1.91      1.00
     THIRD QUARTER                           1.19      0.81
     FOURTH QUARTER                          0.84      0.06

At July 31, 1997, the closing bid price of the Company's common stock was $1.75.

On July 13, 1997, the outstanding shares of common Stock were held by approximately 950 holders of record.

Considering the Company's new strategic direction into apparel and technology the Company is currently in the approval process to change its name to Apparel Technologies, Inc. and change its NASDAQ trading symbol to APTX.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth or implied by the forward-looking statements and related assumptions contained in this Section and in this entire report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

The following discussion provides an analysis of the company's results of operations for fiscal 1997 compared to fiscal 1996 and a historical review of events prior to 1996. This discussion is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements.

The Company incurred significant losses in connection with implementation of its plan to operate mini-retail stores in movie theater lobbies and shopping malls. The Company determined that its retailing concepts were not viable and discontinued all retail operations as of May 31, 1996. Since current revenue levels were not sufficient to attain profitability, the Company attempted to increase revenues and cash flow and attain profitability through implementation of a restructuring plan involving the discontinuance of retail operations and reduction of operating expenses, the consummation of mergers/acquisitions and expansion of its shopping mall and retail fixtures business.

The Company's cash requirements continue to be significant. The Company had been utilizing the proceeds of its 1994 public offering, together with its limited operating revenues, to pay operating expenses of the mini-stores. Since the discontinuance of retail operations, the Company's expenses include expenditures necessary to support the operations of Sierra and Just Jackets, salaries of, and employee benefits for, its executive, administrative and marketing personnel, rent and utilities. In addition to the cash raised from the 1994 public offering, the Company raised additional funding in October,
1996.   The Company completed a Regulation S offering of convertible preferred stock with an accredited off-shore investor totaling $500,000. Of this $500,000, $80,000 was used to acquire Just Jackets and $420,000 was used for working capital of Just Jackets. In March, 1997, the Company received $200,000 from a separate accredited off shore investor from the issuance of cumulative convertible debt.

The first step in the implementation of the Company's restructuring was the discontinuance of its retail operations effective May 31, 1996. Although such termination has reduced the Company's revenues, it has also significantly reduced operating expenses. With the discontinuance of retail operations, the Company is devoting its capital resources to the support of its Sierra business. The final step in the implementation of the restructuring plan has been the identification of target companies by the Company as suitable acquisition candidates. The Company completed the acquisition of Just Jackets in October, 1996 and the acquisition of Susan Burrowes, Ltd. in June, 1997.


COMPARISON OF FISCAL 1997 TO FISCAL 1996

Net revenues increased 145% in continuing operations for fiscal 1997 to $1,675,350 from $683,888 in fiscal 1996. Net revenues from continuing operations consisted of shipments generated by Sierra as well as the seven months of shipments generated by Just Jackets. Sierra demonstrated a 60% increase in net revenues in fiscal 1997 to $1081,285 from $673,834 in fiscal 1996. The increase in Sierra's net revenues is the result of an expanded customer base. The remaining portion of the increase in net revenues is attributable to Just Jackets.

Gross profit increased 120% in continuing operations to $602,841 in fiscal 1997, (or 36% of net revenues) from $273,799 in fiscal 1996 (40% of net revenues). Gross profit from continuing operations is primarily attributable to net revenues generated by Sierra. The decrease in gross profit percentage of net revenues in fiscal 1997 as compared to fiscal 1996 reflects the change in product mix within the Sierra division developing information centers for CenterCourt Concierge. Additionally, Just Jackets has a lower gross margin as a result of the competitive advertising specialty market which it services.

Selling expenses decreased for fiscal 1997 in continuing operations to $70,389 (4.2% of net revenues) as compared to selling expenses for fiscal 1996 of $97,600 (14.4% of net revenues). Selling expenses from discontinued operations for fiscal 1996 were $638,928. The reason for the decrease of selling expenses from continuing operations is the result of a reduction in commissioned sales, which are now being made by management.

General and administrative expenses increased in continuing operations for fiscal 1997 to $2,111,651 as compared to $1,931,785 in fiscal 1996. The increase in general and administrative expenses as compared to fiscal 1996 reflects the write-off of the Company's accumulated acquisition costs of $347,243 related to the non-effected acquisition of Superior Panoramic. During the period of time during due diligence and fund raising the Company booked these expenses as a non-current asset and classified as acquisition costs.
The net results without the write-off of the acquisition expenses demonstrate decreased costs in general and administrative expenses in fiscal 1997 of $1,764,408. This improvement in general and administration costs for fiscal 1997 was a result of lower office rent expense and labor expense as the Company began to aggressively reduce cost.

Interest income received in fiscal 1997 from cash investments declined to $20,952 as compared to fiscal 1996 of $80,065. The reason for this decrease in interest income is the result of cash being used for working capital and consequently having decreasing amounts of cash available for investment. Interest expense of $133,333 is a non-cash item which records the expense related to the 60% conversion rate for the $200,000 convertible debenture. During the fiscal 1997, the Company recorded $133,333 in deferred interest on the convertible debt and fully amortized that amount into interest expense. The deferred interest is the result of the implied yield provided by the 60% conversion feature. The amount was amortized over the period from the issuance date through the date that the debt first became convertible into common stock.

The net loss of $1,691,580 for fiscal 1997, or ($0.23) per share compared to a net loss from all operations for fiscal year 1996 of $2,510,147, or ($0.36) per share. The net loss allocable to common Shareholders for fiscal 1997 is $2,204,264 or ($0.30) per share. There was a net loss of $1,668,957, or ($0.24) per share, from continuing operations and a net loss of $841,190, or ($0.12) per share from discontinued operations in 1996. Loss from discontinued operations includes a loss on disposal of fixed assets of $450,139.

COMPARISON OF FISCAL 1996 To FISCAL 1995

Net sales from continuing operations for the fiscal year ended May 31, 1996 were $683,888 as compared to fiscal year 1995 of $14,418. Net revenues from continuing operations consisted of sales generated by Sierra. The net revenues from the discontinued retail operations were $742,895 for fiscal 1996 resulting in a consolidated net revenue total of $1,416,728, as compared to consolidated net revenues from all operations of $841,146 for fiscal 1995.

Gross profit for continuing operations for fiscal year 1996 was $273,799, (40% of net revenues). Gross profit from continuing operations is attributable to gross profit generated by Sierra. Gross profit from discontinued retail operations was $83,811 for fiscal 1996. Consolidated gross profit for fiscal 1996 was $347,555, (25% of net revenues), as compared to consolidated operations gross profit for fiscal 1995 of $103,205,(12% of net revenues).

Selling expenses relating to continuing operations for the year ended May 31, 1996 were $97,600, consisting of commissions paid to outside sales personnel for Sierra. There were no selling expenses attributable to continuing operations for the year ended May 31, 1995. Selling expenses from discontinued operations for the year ended May 31, 1996 were $638,928, as compared to $969,305 for the year ended May 31, 1995. The reason for the loss was a decrease in the retail sales of the discontinued operations.

General and administrative expenses increased in continuing operations for fiscal 1997 to $1,931,785, as compared to fiscal 1995 of $1,277,270. The reason for the increase was higher office rent expense and rent for additional warehouse space to store fixtures from closed retail stores and, as the Company began to aggressively investigate possible merger candidates, legal, audit and appraisal fees associated with pre-acquisition due diligence.

Interest received from cash investments decreased in fiscal 1996 to $80,065 as compared to $160,765 in fiscal 1995. The reason for this decrease in interest income is the result of cash being used for working capital and consequently having decreasing amounts of cash available for investment.

The net loss from all operations for fiscal 1996 was $2,510,148, or( $0.36) per share. The net loss from continuing operations for fiscal 1996 was $1668,957, or ($0.24) per share and the net loss from discontinued operations for fiscal 1996 was $841,190, or ($0.12) per share. The net loss from discontinued operations includes a loss on disposal of fixed assets of $450,139. The Company incurred a net loss of $2,255,847, or ($0.36) per share, for 1995. The loss from continuing operations was $1,122,904, primarily attributed to start-up expenses for Sierra and licensed product operations. Loss from discontinued operations was $1,132,943, of which $136,813 related to a write-off of fixed assets.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary cash requirements had been to support retail operations. The Company relied on the proceeds of its 1994 public offering of Common Stock and cash flow from retail operations to fund those working capital requirements. As of May 31, 1996, the Company had discontinued all retail operations. The Company has been devoting its resources to support the operations of Sierra and Just Jackets and to complete due diligence investigations of target companies and to raise funds for expansion and acquisitions. The Company intends to utilize the money raised on June 12, 1997 and July 23, 1997 from Regulation D private placements to accredited investors for its working capital requirements for Sierra, Just Jackets and Susan Burrowes as well as to investigate other appropriate acquisitions. Although subsequent to the fiscal year ended May 31, 1997, the amounts raised from both of these Regulation D offerings was approximately $1.8 million.

On June 19, 1996 the Company signed a definitive merger purchase agreement with Superior Panoramic Hand Prints, Inc. and Just Jackets, Inc. of North Hollywood, California. The Company was unable to raise sufficient capital within the prescribed time frame to consummate the merger with Superior. Accordingly, the merger prospect for Superior lapsed in April, 1997. The merger with Just Jackets was completed on October 24, 1996. Just Jackets' calendar year 1996 revenues were estimated at $1.2 million. Just Jackets was folded into a newly formed apparel subsidiary of the Company and the shareholders of Just Jackets received an aggregate of $80,000 in cash and 50,000 shares of common stock of the Company.

On June 12, 1997, the Company acquired 100% of the common stock of Susan
Burrowes, Ltd.   The Company acquired all of the outstanding stock of Susan
Burrowes, Ltd. in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,080 note owed to Susan Burrowes by the shareholder. Net revenues for Susan Burrowes during fiscal year ended February 28, 1997 were approximately $15.0 million.

In conjunction with the acquisition of Susan Burrowes, a $1.2 million Regulation D offering to accredited investors was accomplished whereby the investors acquired shares of the Company's common stock at a price of $0.25 per share. On July 23, 1997, the Company raised another $880,000 via a Regulation D private placement of 1,035,295 Shares of Common Stock to accredited investors.

An accredited offshore investor paid $200,000 to the Company on March 28,
1997 in exchange for a promissory note.   The terms of the promissory note
state that the note will bear interest at a rate of 12% per annum and is due and payable on April 15, 1997. In the event that the note was not paid by the due date, the principal and accrued interest shall automatically convert into a 4% Cumulative Convertible Debenture of the Company and will be subject to the terms and conditions contained in the terms sheet of the Offshore Securities Subscription Agreement, Regulation S offering. The note was not repaid on April 15,1997.

On May 31, 1997, the Company had negative working capital of ($118,700), as compared to working capital of $525,612 at May 31, 1996. The decrease in working capital was primarily attributable to inventory write-downs and loss
related to continuing operations.   With the acquisition of Susan Burrowes
and the expansion of the Sierra business, the working capital ratio is expected to improve during the current fiscal year.

Net cash used in operating activities was $867,623 for fiscal 1997, as compared to net cash used in operating activities of $1,852,924 for the fiscal 1996. The decrease in cash used in operating activities was primarily attributable to the reduction of corporate overhead and expenses. Based upon the Company's overhead reduction and expense control procedures, the Company believes it will generate sufficient cash flows from operations in fiscal 1998 to meet cash requirements for existing subsidiary operations.

The Company provides for income taxes in accordance with STATEMENT OF FINANCIAL STANDARDS NO. 109,

ACCOUNTING FOR INCOME TAXES. Such net operating loss carry-forwards which result in deferred tax assets of $3.0 million. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon available evidence, that some portion or all of the deferred tax asset will not be realized. In management's opinion, it can not be determined if it is more likely than not if the Company will generate sufficient taxable income before the year 2012, two years after all net operating loss carry forwards expire, to utilize all of the Company's deferred tax assets. As of May 31, 1997, a valuation allowance has been recognized for the full amount of the deferred tax asset of $3.0 million.

For federal income tax purposes, the Company has federal net operating loss carry-forwards of $7,314,000 and California net operating loss carry-forwards of $5,451,000 at May 31, 1997. These carry-forwards expire in the years 2008 to 2012. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. The Company experienced such a change in March 1994, which will limit the use of the federal net operating loss carryforward to $370,000 per year on a total of $985,000 incurred prior to the change in ownership.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. On March 31, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement requires a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for the fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted. The Company has not determined the effect, if any, of the adoption on its EPS computations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 31, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information Reporting Comprehensive Income (SFAS 131), which supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 31, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's financial statements beginning on page 20 of this report.


ITEM 8. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


PART III

The information required by Part III, Items 9 through 12, is hereby incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 1997.






























PART IV

ITEM 13. EXHIBITS AND LISTS AND REPORTS ON FROM 8K

(a)    INDEX TO EXHIBITS AND SUPPLEMENTARY DATA INCORPORATED BY REFERENCE

EXHIBIT                DESCRIPTION

3.1     Articles of Incorporation as amended.
3.2     By-Laws.
4.2 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, including form of redeemable warrant.
10.1 Employment Agreement dated March 15, 1997 between the Company and Steve Natale.
10.2 Employment Agreement dated November 19, 1993, between the Company and Gill Champion.
10.3    1993 Stock Option Plan.
10.10 Employment Agreement dated March 15, 1997 between the Company and Christopher Ebert
10.17  Letter Agreement, dated June 25, 1996.
21.1   Subsidiaries of the Company
                     1.  Sierra Fixture and Design, Inc.
                     2.  Just Jackets, Inc.
                     3.  SPI/ASCI Acquisition Corporation
27.1   Financial Data Schedule


(b)     REPORTS ON FORM 8-K
The Company filed two reports on Form 8-K relating to the issuance of convertible debentures via a Regulation S transaction, April 1997. The Company filed two reports on Form 8-K subsequent to the fiscal year end relating to the acquisition of Susan Burrowes, Ltd. on June 1997.

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                             AMERICAN CINEMASTORES, INC.







              By:
                 ----------------------------------
                  Christopher J. Ebert                August 21, 1997
                  Chief Financial Officer
                  Secretary & Director

AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         FINANCIAL STATEMENTS                                             PAGE

    Report of Independent Certified Public Accountants                     19
    Consolidated balance sheets as of May 31, 1997 and May 31, 1996        20
    Consolidated Statements of Operations for the fiscal years ended
      May 31, 1997 and May 31,1996                                         22
    Consolidated Statements of Changes in
      Stockholders' Equity for the fiscal years ended May 31, 1997
      and May 31, 1996                                                     23
    Consolidated Statements of Cash Flows for the fiscal years ended
      May 31, 1997 and May 31, 1996                                        24
    Summary of Significant Accounting Policies                             26
    Notes to Consolidated Financial Statements                             29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    The Board of Directors
    American CinemaStores, Inc.



    We have audited the accompanying consolidated balance sheets of American CinemaStores, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American CinemaStores, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             BDO SEIDMAN, LLP

  Los Angeles California,
  August 18, 1997

                           AMERICAN CINEMASTORES, INC.

                                   FORM 10-KSB
                           CONSOLIDATED BALANCE SHEETS


                                                                 May 31,
                                                        ------------------------
                                                          1997           1996
                                                        ---------     ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $155,319       $113,997
   Marketable securities                                       -        359,934
   Accounts receivable, net of allowance for
     doubtful accounts of $8,000 and $60,662,
     respectively (Note 9)                               101,645        215,510
   Note receivable (Note 10)                             300,000         93,095
   Prepaid and other                                           -         21,750
   Inventory                                              28,180         73,210
                                                        --------     ----------
               Total current assets                      585,144        877,496
                                                        --------     ----------

PROPERTY AND EQUIPMENT
   Office furnishings and equipment                      181,655        151,307
   Automobiles                                            17,326         17,326
   Leasehold improvements                                      -          5,338
                                                        --------     ----------
                                                         198,981        173,971
 Less accumulated depreciation
   and amortization                                      114,622         71,221
                                                        --------     ----------
Property and equipment, net                               84,359        102,750

Deposits                                                   1,750         13,373
Goodwill - net                                           265,840              -
Deferred acquisition costs                                10,000        314,761
                                                        --------     ----------
Total assets                                            $947,093     $1,308,380
                                                        --------     ----------
                                                        --------     ----------

           See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                           AMERICAN CINEMASTORES, INC.

                                   FORM 10-KSB
                           CONSOLIDATED BALANCE SHEETS


                                                               May 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
   Accounts payable and
      accrued expenses                              $    353,576    $   229,284
  Loan payable  (Note 7)                                 150,267              -
  Convertible debt  (Note 8)                             200,000              -
  Deferred revenue                                             -        122,600
                                                    ------------    -----------
TOTAL CURRENT LIABILITIES                                703,843        351,884
                                                    ------------    -----------

COMMITMENTS AND CONTINGENCIES  (Note 3)

STOCKHOLDERS' EQUITY  (Note 1)
   Preferred stock, $.01 par value
                  5,000,000 shares authorized,
                  500 shares issued and redeemed               -              -
   Common stock:  $.001 par value
                  30,000,000 shares authorized,
                  8,251,054 issued and outstanding
                  at May 31,1997 and 6,892,638 issued
                  and outstanding at May 31, 1996          8,251          6,892
   Additional paid-in capital                          8,593,211      7,103,552
   Accumulated deficit                                (8,358,212)    (6,153,948)
                                                    ------------    -----------
               Total stockholders' equity                243,250        956,496
                                                    ------------    -----------

Total liabilities and
   stockholders' equity                             $    947,093    $ 1,308,380
                                                    ------------    -----------
                                                    ------------    -----------


           See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                           AMERICAN CINEMASTORES, INC.

                                   FORM 10-KSB
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Fiscal Year    Fiscal Year
                                                         Ended          Ended
                                                     May 31, 1997   May 31, 1996
                                                     ------------   ------------
Sales (Note 9)                                       $ 1,675,350    $   683,888
Cost of sales                                          1,072,509        410,089
                                                     -----------    -----------
Gross profit                                             602,841        273,799
                                                     -----------    -----------

Selling, general and
     Administrative expenses                           2,182,040      2,029,385
                                                     -----------    -----------
Operating loss from continuing operations             (1,579,199)    (1,755,586)
                                                     -----------    -----------

Other income (expense)
     Interest income                                      20,952         80,065
     Interest expense (Note 8)                          (133,333)             -
     Other income                                              -          6,564
                                                     -----------    -----------
Total other income (expense)                            (112,381)        86,629
                                                     -----------    -----------
  Loss from continuing operations                     (1,691,580)    (1,668,957)
  Loss from discontinued operations (Note 5)
               Loss from operations                            -       (391,051)
               Loss on disposal                                -       (450,139)
                                                     -----------    -----------
Loss from discontinued operations                              -       (841,190)
                                                     -----------    -----------
Net loss                                             $(1,691,580)   $(2,510,147)

Dividends to preferred shareholder                       512,684              -
                                                     -----------    -----------
Net loss allocable to common shareholders            $(2,204,264)   $(2,510,147)
                                                     -----------    -----------
                                                     -----------    -----------

Net loss per common stock share
  From continuing operations                         $     (0.30)   $     (0.24)
  From discontinued operations                                 -          (0.12)
                                                     -----------    -----------
Net loss per common share                            $     (0.30)   $     (0.36)
                                                     -----------    -----------
                                                     -----------    -----------
Weighted average common stock shares                   7,314,943      6,892,638
                                                     -----------    -----------
                                                     -----------    -----------


            See accompanying summary of accounting policies and notes
                      to Consolidated Financial Statements.

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                     Common Stock        Preferred Stock                                Total
                                             --------------------------------------------   Paid in    Accumulated  Stockholders'
                                                Shares        Amount     Shares    Amount   Capital      Deficit       Equity
                                             -------------------------------------------------------------------------------------
BALANCE, MAY 31, 1995                          6,892,638      $6,893                         $7,103,552   $(3,643,801)  $3,466,644

Net Loss                                                                                                   (2,510,147)  (2,510,147)
                                             -------------------------------------------------------------------------------------
BALANCE, MAY 31, 1996                          6,892,638       6,893         -          -     7,103,552    (6,153,948)     956,497

Issuance of Series A preferred stock                   -           -       500          5       499,995             -      500,000
   (Note 1)

Deferred accretion on Series A
   Preferred stock (Note 1)                            -           -         -          -       500,000      (500,000)           -

Issuance of common stock upon
   upon conversion of preferred stock
    (Note 1)                                   1,000,000       1,000      (500)        (5)         (995)            -            -

Stated dividends paid in
   Common stock                                   25,416          25         -          -        12,659       (12,684)           -

Issuance of common stock upon
   acquisition of Just Jackets (Note 11)          50,000          50         -          -        44,950             -       45,000

Deferred interest payable in common
   stock on convertible debt (Note 8)                  -           -         -          -       133,333             -      133,333

Stock subscription (Note 10)                     283,000         283         -          -       299,717             -      300,000

Net loss                                               -           -         -          -             -    (1,691,580)  (1,691,580)
                                             -------------------------------------------------------------------------------------
BALANCE MAY 31, 1997                           8,251,054     $ 8,251         -          -    $8,593,211   $(8,358,212)  $  243,250
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------


      See accompanying summary of significant accounting policies and notes
                      To Consolidated Financial Statements.

                           AMERICAN CINEMASTORES, INC.
                                   FORM 10-KSB
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents


                                                                          Fiscal Year        Fiscal Year
                                                                            Ended                Ended
                                                                         May 31, 1997        May 31, 1996
                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $ (1,691,580)        $(1,668,957)

      Adjustments to reconcile net loss to net cash
      used in operating activities:
              Depreciation and amortization                                    65,017              50,555
              Provision for bad debt                                               --              20,000
              Non-cash interest expense                                       133,333                  --
              Loss on transfer of certain net assets
                net of effects from purchase of Just Jackets                  119,564                  --
              Write-off of deferred acquisition costs                         314,761                  --
       Increase (decrease) from changes in:
              Accounts receivable                                             179,157            (234,815)
              Inventory                                                        45,030             (44,658)
              Prepaids and other                                               34,173              12,658
              Deferred revenue                                               (122,600)             55,100
              Accounts payable and accrued expenses                            55,522             226,755
                                                                        -------------       -------------
       Net cash used in continuing operating activities                      (867,623)         (1,583,363)
       Net cash used in discontinued operations                                    --            (269,561)
                                                                        -------------       -------------
Net cash used in operating activities                                        (867,623)         (1,852,924)

CASH FLOW FROM INVESTING ACTIVITIES
              Investment in marketable securities                             359,934           1,774,259
              Acquisition of property and equipment                           (25,000)            (17,852)
              Deferred acquisition costs                                      (10,000)           (314,761)
              Note receivable                                                      --             (93,095)
              Payment to Just Jackets principals                              (80,000)                 --
                                                                        -------------       -------------
Net cash from investing activities                                            244,924           1,348,551
                                                                        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of :
               Proceeds from bank loan payable                                 80,267                  --
               Loan from shareholder                                           70,000                  --
               Payment of Just Jackets bank notes                            (186,246)                 --
               Convertible preferred stock                                    500,000                  --
               Convertible debt                                               200,000                  --
                                                                        -------------       -------------
Net cash provided by financing activities                                     664,021                  --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      41,322            (504,373)
   Cash and cash equivalents at beginning
      of period                                                               113,997             618,369
                                                                        -------------       -------------
Cash and cash equivalents
   at end of period                                                      $    155,319        $    113,997
                                                                        -------------       -------------

          See accompanying summary of accounting policies and notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In connection of the acquisition of Just Jackets, Inc. on October 24, 1996, the Company received assets of $206,426 and assumed liabilities of $358,444 in exchange for $80,000 cash and 50,000 shares of the Company's common stock valued at $0.90 per share, its fair value at the date of acquisition.

On February 4, 1997 the holder of the 250 shares of the Company's preferred stock converted those shares into 512,083 shares of the Company's common stock. On February 10, 1997 the holder of the 250 shares of the Company's preferred stock converted those shares into 513,333 shares of the Company's common stock.

In April, 1997, the Company issued 283 shares of the Company's stock in consideration for a $300,000 note receivable to the Company.

In April 1997, the Company entered into an agreement with Superior Panoramic in which it transferred certain inventory and fixed assets, and canceled a $93,095 note receivable in exchange for Superior assuming certain payables. The loss on this exchange totaled $119,564.

                    AMERICAN CINEMASTORES INC. AND SUBSIDIARY
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT AND PRESENTATION AND ORGANIZATION

American CinemaStores, Inc, (the Company), a Delaware corporation designs, manufacturers, and markets under two wholly owned subsidiaries, Sierra Fixture and Design, established in March, 1995, and Just Jackets. The company was incorporated in February 1992 to engage in retail mini stores offering movie related products. The Company completed an initial public offering in March
1994.   In November 1995, the Company decided to discontinue all of its retail operations (Note 5). The Company has now restructured and refocused on acquisitions and mergers to build revenues.

In October 1996, the Company acquired Just, Jackets, Inc. to design, manufacture and sell leather, leather and wool as well as other fabric jackets and denim shirts to the advertising specialty industry.

The accompanying consolidated financial statements include the accounts of American Cinema Stores, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


SUMMARY OF ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
The Company's marketable securities consists of United States Government Treasury Bills that matured in six months and are stated at cost which approximates the market. The Company's policy is to hold such securities, unless cash is needed for operations.

INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and properties are stated at cost. Depreciation of equipment is provided using the straight line method over the estimated useful lives of the related assets which range from three to ten years.

GOODWILL AND AMORTIZATION
Amortization of goodwill is being provided on the straight line basis over the estimated lives of the related business which is fifteen years. Periodically, using an undiscounted cash flow method, the Company evaluates the realization and period amortization to determine whether events and circumstances warrant revised estimates of amortization and whether goodwill has continuing value.


DEFERRED OFFERING AND ACQUISITION COSTS
Deferred offering and acquisition costs consist of legal, accounting, and other professional costs incurred in connection with the pending merger of Superior Panoramic as well as the anticipated offering of the Company's common stock to finance the acquisition of Susan Burrowes, Ltd.

REVENUE RECOGNITION POLICY
The Company recognizes revenue at the time products are delivered to the customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company's note receivable and convertible debt is estimated based upon the quoted market price for the same or similar financial instruments issued, or on the current rates offered to the Company for financial instruments of the same remaining maturities.

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

LOSS PER SHARE
Loss per share is based on the weighted average number of shares of common stock outstanding during the period using a treasury stock method, after giving effect
to the stock dividend described in Note 1.   Common Stock equivalents are anti-
dilutive and have not been considered in the calculations.

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

NEW ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. On March 31, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This pronouncement requires a different method of calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for the fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted. The Company has not determined the effect, if any, of the adoption on its EPS computations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 31, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information Reporting Comprehensive Income (SFAS 131), which supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 31, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

RECLASSIFICATIONS
Certain reclassifications have been made to the prior year consolidated financial statements to conform to 1997 presentation.

                           AMERICAN CINEMASTORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. CAPITAL TRANSACTIONS

On October 21, 1996 the Company issued 500 shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, of the Company ( the "Preferred Stock") in reliance upon the exemption from registration afforded by Regulation S ("Reg S") as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). The preferred Stock is convertible, whether all or in part, by the holder of the Preferred Stock into shares of Common Stock, par value $0.001 per share of the Company ( the "Common Stock") any time forty five (45) days after the date of the issuance of the Preferred Stock at a conversion price equal to fifty per cent (50%) of the average of the closing bid price of the Common Stock as quoted on NASDAQ for the five (5) consecutive trading days preceding the notice to convert, as more particularly set forth in the Certificate of Designation filed with the State of Delaware October 21, 1996. The Preferred Stock also entitles the holder to dividends at a rate of 10% per year, payable on a quarterly basis. On February 4, and February 10, 1997, the series A Preferred Stock was converted into 512,083 and 513,333 shares of the Company's common stock, respectively.

On October 25, 1996, the stockholders of the Company voted at the Company's annual meeting to increase from 15,000,000 to 30,000,000 the number of authorized shares of Common Stock, par value $0.001 per share, of the Company.

During the year ended May 31, 1997, the Company recorded $500,000 in deferred accretion on the preferred stock and fully amortized that amount into dividends. The deferred accretion related to the implied additional dividend rate of 100% based on the fair market value of the 50% conversion feature. The amount was amortized over the period from the issuance date that the preferred stock first became convertible into common stock.

NOTE 2. STOCK OPTION PLAN

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

Options generally vest over a four-year period at the discretion of the Administrator. In addition, outstanding options vest upon the occurrence of certain transactions, including certain mergers and other business combinations. The term of each option may be not more than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of grant. ISOs generally terminate upon an option's termination of employment with the Company, for any reason other than death or disability.
Upon exercise of an option, the exercise price may be paid to the Company in cash or in shares of Common Stock (based upon the market value of the shares so surrendered).As of the date of this filing, there are no outstanding options under the Plan. Options previously issued to Messrs. Champion and Natale (Note
3) have lapsed as a result of the options not being exercised within thirty days of their respective resignations. The options issued to Mr. Ebert were exchanged, per Board resolution, to 250,000 shares of the Company's common stock on June 17,1997.

NOTE 3. COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Susan Burrowes, Ltd. (See Note 6), the Company relocated its corporate facilities to the Susan Burrowes location. At this facility, the Company currently leases approximately 62,000 square feet of office and manufacturing space in Commerce, California. As of July 31, 1997, there are 19 months remaining on the lease; seven months of which will require a monthly lease payment of $19,596 and twelve months of a monthly lease payment of $20,208. The lease expires in February 8, 1999. Additionally, as a result of the Susan Burrowes acquisition the Company now leases an apparel showroom facility in New York City for $90,000 per year. That lease expires in April 1998. The Company has as a result of the Susan Burrowes acquisition has a
lease for a New York City apartment for an annual lease of $24,000.   Sierra has
negotiated an early termination of that lease, without penalty, and has relocated to the corporate offices. Minimum future payments for the corporate office for the years ending May 31, 1998 and 1999, are $296,418 and $181,874 respectively. Rent expense for the years ended May 31, 1997 and 1996 amounted to $86,440 and $145,644.

As a result of the Susan Burrowes Ltd. acquisition the Company leases an apparel showroom in New York City for an annual rent of $90,000 per year with a lease continuing through April 1998. The Company also leases an apartment in New York City for a rent of $29,000 per year. The apartment is approximately 2200 square feet and is located at 347 West 57th Street # 24C. The Company believes the rent will be offset with expenses saved from sales personnel using the apartment throughout the year.

The Company entered into employment agreements with two of its officers which were effective on March 21, 1994 and were for a term of three years. The agreements provide for aggregate base salaries of $125,000 and $100,000 per year to be paid to the officers, with increases in the second and third years based on the increases, if any, in the consumer price index. The agreements also provide for the officers to receive perquisites including the use of an automobile and life insurance. During this reporting period, Mr. Champion resigned pursuant to an agreement entered into whereby he is to be paid the remainder of his contract, through March 14, 1997. On March 15, 1997, Mr. Natale entered into a two year employment contract with the Company with an aggregate annual salary of $125,000 as well as perquisites including the use of an automobile and life insurance. On June 15, 1997, Mr. Natale resigned as an officer and a director of the Company whereby the Company must pay 10.5 months of severance consideration on his contract equal to $110,000. The amount has been recorded as an expense in fiscal 1997 and accrued for as of
May 31, 1997.   The Company has entered into a one year employment contract with Christopher Ebert, the Company's Chief Financial Officer, with an aggregate annual salary of $110,000 as well as perquisites including the use of an automobile and life insurance.

NOTE 4. INCOME TAXES

The components of deferred tax assets are as follows:

                                                       1997              1996
                                                -------------------------------
Deferred tax assets:
     Accounts receivable                        $      3,200         $   24,447
     Accrued vacation                                  9,992             13,325

     Inventory reserve                                     -             10,208
     Depreciation                                     13,300                  -

Net operating loss carry-forwards                  2,995,942          2,085,937
                                                -------------------------------
Net deferred tax assets                            3,022,434          2,133,917


Valuation allowance                               (3,022,434)        (2,133,917)
                                                -------------------------------
     Total                                      $         --       $         --
                                                -------------------------------
                                                -------------------------------

Due to management not being able to conclude that it is more likely than not that the deferred tax asset will be realized, a valuation allowance has been recorded for the full amount.

For income tax purposes, the Company has federal net operating loss carry-forwards of $7,314,000 and California net operating loss carry-forwards of $5,451,000 at May 31, 1997. These carry-forwards expire in the years 2008 to 2012. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. The Company experienced such a change in March 1994, which will limit the use of the federal net operating loss carry forward to $370,000 per year on a total of $985,000 incurred prior to the change in ownership.

NOTE 5. DISCONTINUED OPERATIONS

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

Discontinued operations resulted in revenues of $742,894 for the fiscal year ended May 31, 1996.

NOTE 6.  SUBSEQUENT EVENTS

a) On July 23, 1997, the Company raised $880,000 via a Regulation D private placement of 1,035,295 shares of common stock to a single accredited investor for use as working capital for the Company.

b) On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd. Susan Burrowes who is engaged in the design, manufacture, and distribution of moderately priced missy and women's apparel items. Susan Burrowes, Ltd. was incorporated in California in 1978. The Company has relocated its corporate headquarters and is relocating all subsidiaries to the 62,000 square foot. Susan Burrowes facility in

Commerce, California. Susan Burrowes also has a showroom in New York City. For their fiscal year ended February 29, 1997, Susan Burrowes reported net sales of $15 million. Their labels include Susan Burrowes, Just Clothes and Laura Keiffer with significant customers being J.C. Penney's, Sears and Macy's.

The Company acquired all of the outstanding stock of Susan Burrowes, Ltd. in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,080 note owed to Susan Burrowes by the shareholder.

In conjunction with the acquisition of Susan Burrowes, a Regulation D offering to accredited investors was accomplished whereby the investors acquired shares of the Company's common stock at a price of $0.25 per share. Condensed unaudited pro forma results of operations of the Company and Susan Burrowes as if the respective acquisition took place at the beginning of the fiscal year, June 1, 1996, is presented below. The following unaudited financials include $1,200,000 which was raised via a Regulation D private placement of common stock to accredited investors as of June 12, 1997. This $1,200,000 was used for working capital for Susan Burrowes.

               AMERICAN CINEMASTORES, INC. AND SUSAN BURROWES, LIMITED
                     PRO FORMA CONDENSED COMBINED BALANCE SHEETS
                          FOR THE PERIOD ENDED MAY 31, 1997
                      AMERICAN CINEMASTORES ,INC. (AUDITED) AND
                          SUSAN BURROWES, LTD.  (UNAUDITED)

NOTE 6 Continued

                                  American              Susan                                Pro Forma            Pro Forma
                                 CinemaStores          Burrowes              Combined       Adjustments           Combined
                                 ------------          --------              --------       -----------           --------
                                                      (Unaudited)          (Unaudited)      (Unaudited)           (Unaudited)
ASSETS
Current Assets
  Cash and equivalents           $   155,319         $     3,656           $  158,975     $ 1,000,000 (3)         $ 1,158,975
  Accounts receivable (net)          101,645             103,808              205,453                                 205,453
  Notes receivable                   300,000              50,080              350,080        ( 50,080)(4)             300,000
  Inventory (net)                     28,180           1,979,000            2,007,180                               2,007,180
  Prepaid and other                      -                94,493               94,493                                  94,493
                            --------------------------------------------------------------------------------------------------
Total current assets                 585,144           2,231,037            2,816,181         949,920               3,766,101
Property, plant and
    equipment (net)                   84,359             289,599              373,958                                 373,958
Goodwill                             265,840               --                 265,840          41,376 (5)             307,216
Other assets                          11,750              28,847               40,597                                  40,597
                            --------------------------------------------------------------------------------------------------
Total assets                        $947,093          $2,549,483          $ 3,496,576     $   991,296              $4,487,872
                            --------------------------------------------------------------------------------------------------
                            --------------------------------------------------------------------------------------------------

Liabilities and
  Stockholders' Equity
Current liabilities
  Accounts payable                 $ 147,782          $1,392,847           $1,540,629                            $  1,540,629
  Accrued liabilities                205,794             104,903              310,697                                 310,697
  Notes payable                      150,267              11,720              161,987                                 161,987
  Convertible debt                   200,000                                  200,000              --                 200,000
  Due to factor                                          909,122              909,122                                 909,122
                            --------------------------------------------------------------------------------------------------
Total current liabilities            703,843           2,418,592            3,122,435                               3,122,435

Stockholders' equity
  Preferred stock                          --                  --                  --
  Common Stock                          8,251              25,000              33,251         (20,800)(6)              12,451
  Additional paid in capital        8,593,211                  --           8,593,211       1,117,987 (7)           9,711,198
  Retained earnings (deficit)      (8,358,212)            105,891          (8,252,321)       (105,891)(8)          (8,358,212)
                                   -----------         ----------        -------------      ----------             ----------
Total stockholders' equity            243,250             130,891             374,141         991,296              1, 365,437
                                   -----------         ----------        -------------      ----------             ----------
Total liabilities and
   stockholders' equity             $ 947,093          $2,549,483        $  3,496,576       $ 991,296              $4,487,872
                                   -----------         ----------        -------------      ----------             ----------
                                   -----------         ----------        -------------      ----------             ----------


               SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA CONDENSED
                            COMBINED FINANCIAL STATEMENTS.

               American CinemaStores, Inc., and Susan Burrowes, Limited
                 Pro Forma Condensed Combined Statement of Operations
                  For the Twelve Month Period Ended May 31, 1997 for
                      American CinemaStores, Inc. (Audited) and
                          Susan Burrowes, Ltd.  (Unaudited)

NOTE 6 Continued

                                  American              Susan                              Pro Forma         Pro Forma
                                 CinemaStores          Burrowes            Combined       Adjustments        Combined
                                 ------------          --------            --------       -----------        --------
                                                      (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
Net Sales                        $  1,675,350         $ 12,188,000      $ 13,863,350     $    --            $13,863,350
Cost of Sales                       1,072,509            8,501,000         9,573,509       (300,000)(9)       9,273,509
                                 ---------------------------------------------------------------------------------------
Gross Profit                          602,841            3,687,000         4,289,841        300,000           4,589,841
Selling, general and
  administrative expenses           2,182,040            4,128,000         6,310,040       (635,000)(9)       5,675,040
                                 ---------------------------------------------------------------------------------------
Income (loss) from
  operations                       (1,579,199)           (441,000)        (2,020,199)       935,000          (1,085,199)
Other expense (income)                112,381             380,000            492,381       (350,000)(10)        142,381
                                 ---------------------------------------------------------------------------------------
Net income (loss):
  From operations                  (1,691,580)           (821,000)        (2,512,580)     1,285,000          (1,227,580)
                                 ---------------------------------------------------------------------------------------
Dividends to preferred
    shareholder                       512,633                                512,633                            512,633
                                 ---------------------------------------------------------------------------------------
Net loss allocable
    to common shareholders         $2,204,213            (821,000)       $(3,025,213)    $1,285,000        $ (1,740,213)
                                 ---------------------------------------------------------------------------------------
Net loss per share                 $    (0.30)                                                             $      (0.15)
  Weighted average common
    shares outstanding              7,314,943                                                                11,514,943


               SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA CONDENSED
                            COMBINED FINANCIAL STATEMENTS.

NOTE 6 Continued

                             NOTES TO UNAUDITED PRO FORMA
                       CONDENSED COMBINED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The pro forma condensed combined historical financial statements are based on the assumptions that (a) the acquisition of Susan Burrowes, Ltd. ("SBL") was effected by American CinemaStores, Inc. ("Company") in exchange for 200,000 shares of the Company's common stock to the shareholder of SBL and forgiveness of a $50,080 note owed to SBL by the shareholder and (b) the Company raised $1 million from the Regulation D private placement of 4 million shares of common stock to provide working capital to SBL.

2. FEDERAL INCOME TAX STATUS. The Stockholder of SBL had elected under Subchapter S of the Internal Revenue Code of 1986, as amended, to include the income of SBL as their own for income tax purposes. For pro forma purposes, SBL has been treated as a C-corporation. Considering the consolidated tax loss of the Company, no taxes have been provided for.

3. CASH AND CASH EQUIVALENTS - PRO FORMA ADJUSTMENT. The increase in cash for the combined company is the result of the Company raising $1,000,000 for working capital to SBL, as part of the acquisition agreement, via a Regulation D private placement of common stock to accredited shareholders on June 12, 1997.

4. NOTES RECEIVABLE - PRO FORMA ADJUSTMENT. The note receivable is from the principal shareholder of Susan Burrowes. As part of the consideration for the acquisition, the Company has agreed to not collect on this note and forgive any future payments,

5. GOODWILL - PRO FORMA ADJUSTMENT. An analysis of the components of goodwill is being made to determine the appropriate asset accounts to which such components should be allocated. The resulting amount of goodwill will be amortized over a period of 15 years.

6. COMMON STOCK - PRO FORMA ADJUSTMENT. The amount consists of 200,000 shares issued upon the acquisition, less the elimination of Susan Burrowes' common stock upon consolidation. In addition, the adjustment reflects the issuance of 4 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

7. ADDITIONAL PAID IN CAPITAL ADJUSTMENT. Accounts for value of the 200,000 shares of common stock issued to the principal of Susan Burrowes at $0.61 per share, its fair value at the date of the closing of the acquisition. In addition, the adjustment reflects the issuance of 4 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

8. RETAINED EARNINGS - PRO FORMA ADJUSTMENT. The amount consist of the elimination of SBL's retained earnings upon consolidation.

9. COST OF SALES AND SG & A - PRO FORMA ADJUSTMENT. Adjustments to reflect reduced payroll expenses as a result of layoffs and terminations of more than 40 people which have taken place with SBL and the Company as well as the Company's corporate restructure which has resulted in reduced rent, utilities and other overhead expenses.

10. INTEREST EXPENSE -PRO FORMA ADJUSTMENT. Adjustment reflecting the virtual pay-off of factor bank debt upon the acquisition.

NOTE 7.  LOAN PAYABLE

On October 27, 1996, the Company's former president loaned the Company $100,000 to be repaid to him within one year. The note bears interest at 10% per annum and the interest is payable quarterly. As of May 31, 1997, there is $70,000 remaining to be paid on the note. Subsequent to May 31, 1997, the note has been completely repaid.

Additionally, the Just Jackets subsidiary maintains an overdraft line with the bank with a $100,000 money market certificate of deposit in the name of the Company held as collateral. As of May 31, 1997, the amount of the overdraft was $80,267. Subsequent to May 31, 1997, the Company used the certificate of deposit to repay the overdraft resulting in no money being owed.

NOTE 8. CONVERTIBLE DEBT

Monument Trust Company loaned $200,000 to the Company on March 28, 1997 in
exchange for a promissory note.   The terms of the promissory note state that
the note will bear interest at a rate of 12% per annum and is due and payable on April 15, 1997. In the event that the note was not paid by the due date, the principal and accrued interest shall automatically convert into a 4% Cumulative Convertible Debenture of the Company and will be subject to the terms and conditions contained in the terms sheet of the Offshore Securities Subscription Agreement, Regulation S offering. The note was not repaid on April 15,1997.

The Offshore Securities Subscription Agreement states that the debenture is convertible into Common Stock of the Company, all or in part, of the closing bid price at the date of the transaction, (April 15, 1997), or at 60% of the closing bid price at the time of the conversion after the 41 day restriction period in accordance with Regulation S.

During fiscal 1997, the Company recorded $133,333 in deferred interest on the convertible debt and fully amortized that amount into interest expense. The deferred interest is the result of the implied yield provided by the 60% conversion feature. The amount was amortized over the period from the issuance date through the date that the debt first became convertible into common stock

NOTE 9. SIGNIFICANT CUSTOMERS

Sierra had sales to two customers which represented approximately 36% and 27% of the Company's net sales from continuing operations for the year fiscal 1997. The related accounts receivable from these customers represented 63% and 74% of the accounts receivable at May 31, 1997. Sales to two other customers in fiscal 1996 represented approximately 54% and 24% of the Company's net sales from continuing operations. The related accounts receivable from these customers represented 63% and 11% of the accounts receivable at May 31, 1996.

NOTE 10. NOTES RECEIVABLE

At May 31, 1997, the Company has a note receivable of $300,000 from Wales Securities, Ltd. related to a stock subscription. The note bears interest at 12% per annum and is payable on or before September 28, 1997. In June, 1997, Wales Securities paid $225,000 of this promissory note to the Company and agreed to pay the remaining balance by assuming consulting fees payable to a public relations firm on behalf of the Company.

NOTE 11. ACQUISITIONS

On June 19,1996 the Company signed a definitive merger purchase agreement with Just Jackets, Inc. of North Hollywood, California. The merger of Just Jackets was completed on October 24, 1996. Just Jackets revenues were approximately $1.2 million. Just Jackets became a newly formed subsidiary of the Company and the shareholders of Just Jackets received an aggregate of $80,000 in cash and 50,000 of common stock of the Company valued at $0.90 per
share, its fair value at the date of the acquisition.   The acquisition was
accounted for under the purchase method and the excess purchase price over the fair value of the net assets acquired was recorded as goodwill.

Condensed unaudited pro forma results of the operations of the Company and Just Jackets as if the respective purchases occurred at the beginning of the fiscal years ended May 31, 1997 and 1996 are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed as of those dates or any results that may occur in the future.

                                           Unaudited
                                           ---------
                             Fiscal 1997               Fiscal 1996
                             -----------               -----------
Revenues                     $ 2,030,342               $ 2,169,360
Net loss                      (1,770,211)               (2,485,461)
Net loss allocable to
  common shareholders         (2,262,844)               (2,485,461)
Net loss per share           $     (0.31)              $     (0.34)


Pro forma adjustments include adjustments to reflect amortization of goodwill and to reflect payroll reductions of approximately $200,000 for principal officers and certain other employees due to the redundancy of staff at Just Jackets, as well as costs and per share data adjustments pursuant to the issuance of convertible preferred stock.