Form 10KSB/A
period 1997-05-31
AMERICAN CINEMASTORES INC
filed 1997-10-14
CIK 908338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                 FORM 10-KSB/A

                  AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: MAY 31, 1997

                        COMMISSION FILE NUMBER: 0-23138

                            ------------------------

                          AMERICAN CINEMASTORES, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                  95-4374952
 (State or other jurisdiction     (I.R.S. Employer
     of Incorporation or         Identification No.)
        Organization)

                           2300 SOUTH EASTERN AVENUE
                       CITY OF COMMERCE, CALIFORNIA 90040

          (Address of principal executive offices including zip code)

        Registrant's telephone number, including area code: 213-725-4955

                            ------------------------

          Securities registered pursuant to Section 12(b) of the act:

  TITLE OF EACH    NAME OF EACH EXCHANGE
      CLASS         ON WHICH REGISTERED
-----------------  ----------------------
      None                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK AND REDEEMABLE WARRANTS

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. _X_

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant on July 31, 1997, based on the average asking bid and asked price on such date, was $19,929,102.

    The number of shares of common stock outstanding as of September 22, 1997:
18,001,387

    The Issuer's revenues from continuing operations for its fiscal year ended May 31, 1997 were $1,675,350.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    American CinemaStores, Inc. (the "Company") designs, manufactures, and markets under two wholly owned subsidiaries, Sierra Fixture & Design, Inc., ("Sierra") and Just Jackets, Inc., ("Just Jackets"). The Company's business under the Sierra brand includes products that target shopping centers, major retailers, multi-site operations, smaller retailers, and commercial offices. The Company believes Sierra is one of the few companies that designs and develops a total interior functional product. Just Jackets designs and manufactures jackets targeting specialty retailers and the advertising industry. Just Jackets adds value to the jackets by adding logos of the advertisers or other customers, creating a unique marketing tool.

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

    On June 12, 1997, the Company acquired 100% of the common stock of Susan Burrowes, Ltd. Susan Burrowes is engaged in the design, manufacturing, and distribution of missy and women's career apparel. Susan Burrowes was incorporated in California in 1978. The Company has relocated its corporate headquarters and all of its subsidiaries operations to the 62,000 square foot facility in Commerce, California. Susan Burrowes has a showroom in New York City in the apparel marketplace. Net revenues for Susan Burrowes during fiscal year ended February 28, 1997 were approximately $15.0 million. Their labels include Susan Burrowes, Laura Keifer, Just Clothes, Independence, and Abbreviate. Examples of key retail customers are Sears, JC Penney's, Macy's, and Casual Corner Group.

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

    Sierra's merchandising strategy is to focus on the development of the next generation of technology based sales. The Company believes that Sierra produces the finest quality product and is known for innovative leading edge design. When a custom design is required, Sierra's accredited design staff will produce a visual presentation of the model for customer approval. The Company believes that Sierra has developed strong customer relationships with large mall developers, such as Urban Retail Properties, General Growth Properties and The Tirzac-Hahn company.

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

SUSAN BURROWES LTD.

    OPERATIONS

    Susan Burrowes, Ltd., was acquired by the Company on June 12, 1997. Susan Burrowes commenced operations in 1978, and is a recognized brand name in the missy and women's apparel business under the labels Susan Burrowes and Laura Keiffer. The company provides custom missy and women's apparel and uses its expertise to build its private label business. The products designed use concepts developed by the brands with a focus on quality and construction to achieve retail pricing.

    THE MARKET

    The Company has leveraged its distribution network, fashion leadership and merchandising by focusing on the national chain department store and mass merchandisers. The Company participates in two marketing segments: branded missy/women's apparel and private label missy/women's apparel.

    MARKETING AND SALES

    The Company sells it products through commissioned account executives as well as through the division's Vice President. The products are sold in department stores (including Macy's, Lord and Taylor and Mercantile), apparel specialty stores (including: Casual Corner, August Max, and Lane Bryant), national chain stores (including: JC Penney's and Sears), and the mass merchandisers (Wal-Mart).

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

EMPLOYEES

    At July 31, 1997, the Company employed 48 full time employees.

ITEM 2. PROPERTIES

TRADEMARKS

    JUST CLOTHES-Registered Trademark-, SUSAN BURROWES-Registered Trademark-, LAURA KEIFFER-Registered Trademark-, and ABBREVIATE-Registered Trademark- are federally registered trademarks in the United States. The Company is in the process of registering trademarks for the names of Sierra Fixture & Design, Just Jackets and Independence. The Company regards these trademarks as valuable assets and believes they are an important factor in marketing its products. It is the policy of the Company to defend these trademarks against infringement.

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

EXECUTIVE OFFICERS OF THE COMPANY

    For information regarding the executive officers of the Company and its subsidiaries, see Part III, Item 9.

ITEM 3. LEGAL PROCEEDINGS

    On July 22, 1996, the Company and Sierra Fixture & Design were named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The Company and its attorneys retained with respect to such proceeding believe the action to be frivolous and without merit and are defending such proceeding. The suit was filed in the Superior Court of the State of California and the plaintiff is seeking undisclosed compensatory and punitive damages as well as attorney fees.

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

                                    PART II

ITEM 5. MARKET FOR COMPANY EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.001 per share ("Common Stock"), is traded on the Nasdaq SmallCap Market. Until September 15, 1997 the Common Stock traded under the symbol "ACSI." Effective September 15, 1997, the Company changed its trading symbol to "APTX," reflecting the Company's new strategic direction into apparel and technology and the Company's proposed name change to "Apparel Technologies, Inc."

    The following table sets forth quarterly inter-dealer bid prices of the Common Stock as reported by Nasdaq for the Company's fiscal years ended May 31, 1996 and 1997, respectively. These quotations are inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                           BID PRICES OF COMMON STOCK

FISCAL YEAR ENDED MAY 31, 1996                                                      HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------
First Quarter...................................................................       5.50       3.38
Second Quarter..................................................................       5.00       3.18
Third Quarter...................................................................       4.88       2.25
Fourth Quarter..................................................................       2.88       0.88


FISCAL YEAR ENDED MAY 31, 1997
--------------------------------------------------------------------------------
First Quarter...................................................................       3.00       1.16
Second Quarter..................................................................       1.91       1.00
Third Quarter...................................................................       1.19       0.81
Fourth Quarter..................................................................       0.84       0.06

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

    Gross profit for continuing operations for fiscal year 1996 was $273,799, (40% of net revenues). Gross profit from continuing operations is attributable to gross profit generated by Sierra. Gross profit from discontinued retail operations was $83,811 for fiscal 1996. Consolidated gross profit for fiscal 1996 was $347,555, (25% of net revenues), as compared to consolidated operations gross profit for fiscal 1995 of $103,205, (12% of net revenues).

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

    In conjunction with the acquisition of Susan Burrowes, a $1.2 million Regulation D offering to accredited investors was accomplished whereby the investors acquired shares of the Company's common stock at a price of $0.25 per share. On July 23, 1997 the Company raised an additional $880,000, net of expenses, in a Regulation D private placement of a convertible note to a single accredited investor in the original principal amount of $1.1 million. The note bears interest at the rate of 6% per annum and is convertible into Common Stock at 83% of the average price of the Common Stock for the five days immediately preceding the date of conversion. The entire unpaid principal amount of the note is due June 30, 1999.

    An accredited offshore investor paid $200,000 to the Company on March 28, 1997 in exchange for a promissory note. The terms of the promissory note state that the note will bear interest at a rate of 12% per annum and is due and payable on April 15, 1997. In the event that the note was not paid by the due date, the principal and accrued interest automatically converted into a 4% Cumulative Convertible Debenture ("Debenture") of the Company. The note was not repaid on April 15, 1997 and the Debenture was issued by the Company. The Debenture provided for a conversion price of the lesser of the bid price of the Common Stock on the date of issuance of the Note or 60% of the bid price on the date of conversion. The Debenture was fully converted under this agreement in June 1997 at a conversion price of $.0375, which was 60% of the closing bid price on the date of conversion.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this item is included in the Company's financial statements beginning on page 22 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 9. DIRECTOR, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

DIRECTORS AND NOMINEES

    The Company's nominees and directors are listed below, together with their ages, offices with the Company and year in which each became a director of the Company.

                                                                                                             DIRECTOR
NAME                                                  AGE                       POSITION                       SINCE
------------------------------------------------  -----------  ------------------------------------------  -------------
Kathryn Van Ness................................      47       Chairman of the Board, Chief                   June 1997
                                                               Executive Officer and President
William P. Conlin...............................      64                                                        Nominee
Samuel S. Guzik.................................      45                                                        Nominee
C. Douglas Plank................................      40                                                        Nominee

BUSINESS EXPERIENCE OF DIRECTORS AND NOMINEES DURING THE PAST FIVE YEARS

    MS. KATHRYN VAN NESS was appointed as Chief Executive Officer and President of the Company in June, 1997. Ms. Van Ness was previously with Authentic Fitness Corporation (NYSE:ASM) where she served as President of the designer Speedo swimwear and activewear wholesale apparel divisions whose major brands include:
Speedo, Anne Cole, Catalina, Cole of California, and Oscar de la Renta swimwear. Ms. Van Ness has also held various other positions, including General Manager/Vice President of Jantzen, Inc., a men's and women's swimwear/activewear company which is part of V.F. Corporation (NYSE:VFC) and also President of White Stag Sportswear, a Warnaco (NYSE:WAC) division. Ms. Van Ness also has an extensive retail background, having spent over 15 years in various merchandising and marketing positions for Federated Department Stores (NYSE:FED). Ms. Van Ness served on the Board as President of the Princeton Ethics Committee Woodrow Wilson School at Princeton University and is a member of the Young Presidents Organization.

    WILLIAM P. CONLIN is a retired president and chief executive officer of CalComp Incorporated where he served in that position for 10 years until 1996. CalComp is a premier computer graphic and computer distribution company. Prior to joining CalComp, Mr. Conlin spent 23 years with Burroughs Corporation (now UNISYS). While with Burroughs, he held a variety of marketing and general management positions, including General Manager, National Accounts Region; President, International Group; Senior Vice President, Corporate Product Management; and President, Industry Systems Group. Mr. Conlin currently serves on the Board of Directors as Lead Director of Structural Dynamics Research Corporation, a mechanical design automation software and engineering services company. Mr. Conlin also serves on the Board of Directors of Syntellect, Inc., a publicly traded interactive communications company and has previously served on other boards for companies including: Ampad Corporation, Archive Corporation, Micom Corporation and MAJ Systems. Mr. Conlin has been listed in Who's Who in America since 1990 and is highly active in various community and industry volunteer positions such as University of California Irvine Foundation Board, the UCI Chancellor's Committee and Trustee of the World Affairs Council of Orange County. In addition, Mr. Conlin has held a variety of volunteer positions on the Board of the Orange County Council, Boy Scouts of America, and Southern California Technology Executives Network, among numerous other roles. Mr. Conlin received his BBA from the University of Massachusetts and his MBA in Finance from the University of California in Berkeley.

    SAMUEL S. GUZIK is a corporate and securities attorney practicing for over 19 years. Mr. Guzik is the founder and principal of Guzik & Associates, a Los Angeles, California law practice concentrating in general business, corporate finance, corporate securities transactions and securities litigation. Organizations represented by Mr. Guzik range from entrepreneurs and closely held companies to larger publicly traded companies. He has represented clients in a variety of transactions, including private placements, SEC registrations, initial and secondary public offerings, mergers and acquisitions, and reorganizations. Mr. Guzik serves on the Board of Directors for Lakeside Health Services and on the Boards of other private companies. Prior to forming Guzik & Associates, he was a Partner with the law firm of Ervin, Cohen and Jessup in Beverly Hills, California, where he had a similar practice including mergers and acquisitions, venture capital and general business transactions for more than ten years. Prior thereto, Mr. Guzik was an Associate Attorney at Willkie Farr & Gallagher in New York City, New York. Mr. Guzik received his B.S. in Industrial and Labor Relations at Cornell University and his J.D. Law Degree at Stanford University. He is a member of the California and New York Bar.

    C. DOUGLAS PLANK is Assistant Vice Chancellor for Pepperdine University, Malibu, California and has served in that capacity since 1993. He is the Senior Development Officer for the University's $300 million "Challenged to Lead" capital campaign. Mr. Plank also developed and coordinated the Seaver College Board and served as the Director of Alumni Relations responsible for both the Annual Giving and University Capital Campaigns. Prior to this role he served as Associate Dean and Director of Admissions at Pepperdine. Mr. Plank was co-founder and Director for two non-profit charitable corporations, Project Drug Free, an educational awareness and community prevention and GI-Gift Pac, a nationwide program providing care packages for Gulf War soldiers. Previous experience includes co-founding Terracom, Inc., Torrance, California, a medical management software solutions company serving physicians, medical groups, clinics and hospitals. Mr. Plank is on the Executive Board, Western Los Angeles Council, Boy Scouts of America and the Executive Committee, Seaver College Board of Visitors. Mr. Plank received his BA Organizational Communications from Pepperdine University.

MANAGEMENT

    Listed below are key employees of the Company who are not directors or nominees.

    SUSAN WEINSTOCK, 35, was appointed as Vice President of Susan Burrowes, Ltd, a subsidiary of the Company, in June, 1997, immediately following its acquisition by the Company. Ms. Weinstock served in various executive positions at Susan Burrowes, Ltd. prior to its acquisition by the Company. Ms. Weinstock has extensive experience in all aspects of the apparel business including sales, management, manufacturing and administration.

    CHRISTOPHER D. KELLY, 50, has served as President of Sierra Fixture and Design, Inc., a subsidiary of the Company, since its formation in 1995. From 1987 to February 1995, Mr. Kelly served as a Vice-President of Mesa Verde Fixture and Design, Inc., a shopping mall fixture and design manufacturing company, which he co-founded. From 1969 to 1986, Mr. Kelly owned and operated Rax Unlimited, a manufacturer of mall and retail store fixtures. Mr. Kelly received a bachelor's degree in advertising and an MBA degree from Woodbury University.

    WILLIAM GRIER, 50, has served as the President of The Digital Group, Inc. ("The Digital Group") since its acquisition by the Company in September 1997. Mr. Grier has more than 25 years of experience in the digital printing industry, including executive management, cross-functional product development, marketing and research. From 1994 to 1997 he served as Chief Executive Officer of CACTUS, which developed the first application laboratory for digital printing and introduced the first commercial fabric digital printing system. From 1990 to 1994 he served as the Product Manager for CalComp, a division of Lockheed, where he headed the team that developed wide format printing and film imaging equipment and software. He also headed a multi-corporation development team to manufacture the first chemical free image setter film and printing unit. From 1989 to 1990 he served as President of Retail Merchandising Group, where he designed and managed a benchmark study by Procter & Gamble that proved the retail value of account specific digital printing as a product mover.

    WALTER WILHELM, 58, has served as the Executive Vice President of The Digital Group since its acquisition by the Company in September 1997. Mr. Wilhelm is an experts in the application of Quick Response (QR) in the apparel and footwear industries and has experience in startup operations and the marketing of high tech digital apparel production equipment in both domestic and international markets. From 1995 to 1997 he was a partner at Wilhelm and Leslie Consulting, a systems and management consulting firm, primarily for sewn goods. Products which were successfully introduced to the footwear, apparel and retail industries included networked PC technology, numerically controlled (NC) cutting, CAD and CAM products to streamline design and manufacturing at all levels. Mr. Wilhelm also obtained broad technology experience at Microdynamics, Inc., where he served as a Senior Vice President and Director from 1980 to 1995. While at Microdynamics he developed and managed the marketing strategies making Microdynamics the innovator and leader in CAD and CAM applications for the textile and apparel industry. Prior to serving at Microdynamics, Mr. Wilhelm was General Manager, Industrial Automation Systems, at Hughes Aircraft Company. While at Hughes he adapted and sold the Hughes AM-1 CAD System and a range of lasercutters to the apparel and footwear industries.

    ROGER WILSON, 59, has served as the Executive Vice President of The Digital Group since its acquisition by the Company in September 1997. Prior to joining the Digital Group, he was the Chairman and CEO of Bula, Inc., from 1995 to 1997, and was its Vice Chairman since 1993. Bula is best known for its global ski accessories and ski headwear. Between 1992 and 1995 Mr. Wilson was General Manager of AAAMP Systems Marketing, a consortium of technology companies dedicated to developing vertical digital manufacturing and printing for the apparel industry. Between 1980 and 1992 Mr. Wilson served as Vice President of Corporate Affairs for H.H. Cutler Company, now a division of V.F. Corporation. He has served as a member of the Board of Directors of the American Apparel Manufacturers Association (AAMA) and as Chairman of the International Committee as well as being a former Senior Consultant for Kurt Salmon Associates.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and beneficial owners of more than ten percent of the Common Stock, to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during its fiscal year ended May 31, 1997, all filing requirements applicable to its officers, directors, and ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

    The following table discloses for the fiscal years ended May 31, 1997, 1996 and 1995, compensation for Gill Champion, former Chairman of the Board and Chief Executive Officer, and Steve Natale, former President and Chief Operating Officer, the only other executive officer whose annual compensation exceeded $100,000 during the fiscal year ended May 31, 1997. Messrs. Champion and Natale (the "Named Executives") received no additional compensation for serving on the Board of Directors.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                               ANNUAL COMPENSATION         COMPENSATION
                                            -------------------------   -------------------
                                                         OTHER ANNUAL       SECURITIES
                                      FISCAL             COMPENSATION   UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION           YEAR  SALARY ($)      (1)($)              (#)
------------------------------------  ----  ----------   ------------   -------------------
Gill Champion,......................  1997    126,875       7,657            --
 Former Chief Executive Officer and   1996    126,875       7,657            --
 Chairman of the Board(2)             1995    125,000       7,657            --

Steve Natale,.......................  1997    101,500       8,800             140,000
 Former President, and                1996    100,000       5,796            --
 Chief Operating Officer(3)           1995    100,000       5,796            --

------------------------

(1) The amount reported in this column represents the annual amount paid as an allowance for leasing and insuring an automobile for the Named Executives and for reimbursement of automobile costs.

(2) Mr. Champion ceased to be an officer of the Company in June 1996.

(3) Mr. Natale ceased to be an officer of the Company in June 1997.

    The following table sets forth information with respect to stock options held by the Named Executives at May 31, 1997. No stock options were granted by the Company to, or were exercised by, the Named Executives during such fiscal year.

                         FISCAL YEAR END OPTION VALUES

                               NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                             OPTIONS AT MAY 31, 1997       AT MAY 31, 1997(1)
                             ------------------------   ------------------------
NAME                         EXERCISABLE   UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
---------------------------  -----------   ----------   -----------   ----------
Steve Natale...............   140,000(2)       -0-           -0-          -0-

------------------------

(1) Options are "in-the-money" if the fair market value of a share of Common Stock exceeds the exercise prices of such options. No options were "in-the-money" at May 31, 1997.

(2) Incentive stock options granted under the Company's 1993 Stock Option Plan, as amended, which became exercisable after one year from the date of grant, and expired on July 15, 1997, 30 days after the termination of Mr. Natale's employment with the Company.

EMPLOYMENT AND TERMINATION AGREEMENTS

    EMPLOYMENT AGREEMENT WITH KATHRYN VAN NESS

    The Company entered into an employment agreement with Kathryn Van Ness, effective June 1997, providing for her employment as President and Chief Executive Officer of the Company for a term of not less than three years. Under the terms of her Employment Agreement, Ms. Van Ness is entitled to a base salary of $200,000 per year for each year of the contract term and an additional annual performance bonus if the Company meets or exceeds mutually agreed performance criteria based upon the annual net income of the Company. If the performance criteria is met in a fiscal year Ms. Van Ness will be paid a bonus of $200,000; if the performance criteria is exceeded, then Ms. Van Ness is entitled to additional bonus based upon the amount by which the performance is exceeded.

    The Employment Agreement provides for the grant of 1,500,000 shares of Common Stock, of which 500,000 shares vest in June 1998, June 1999 and June 2000. The Employment Agreement also grants 750,000 stock options to Ms. Van Ness at an exercise price of $.25 per share, which vests in three 250,000 share installments in June 1998, June 1999 and June 2000.

    The Company is entitled to terminate Ms. Van Ness' employment for "good cause", and Ms. Van Ness is entitled to terminate her employment with the Company for "good reason," in either case in accordance with the criteria set forth in the Employment Agreement. If Ms. Van Ness' employment is terminated other than for good cause, she is entitled to receive salary and bonus through the end of the initial three year term and any unvested portion of her 750,000 share stock grant and 1,500,000 stock options. The Employment Agreement allows Ms. Van Ness to terminate her employment for good cause if at any time a majority of the Board of Directors has been appointed without her approval. Ms. Van Ness has also entered into an agreement with First Fidelity Capital, Inc. regarding election of directors of the Company. See "Change in Control" herein.

    EMPLOYMENT TERMINATION AGREEMENTS

    STEVE NATALE. The Company's former President, Steve Natale, was employed under a two year employment agreement which expired in March 1999. Under such agreement, Mr. Natale received base compensation at the annual rate of $125,000 as well as an automobile and life insurance. In June 1997, Mr. Natale resigned as an officer and a director of the Company and entered into a severance agreement with the Company whereby the Company agreed to pay 10.5 months of severance consideration on his contract, totalling $110,000, in lieu of benefits under the employment agreement.

    CHRISTOPHER J. EBERT. The Company's former Chief Financial Officer, Christopher Ebert, was employed under a two year employment agreement which originally expired in March 1999. Under such agreement, Mr. Ebert received base compensation at the annual rate of $110,000, as well as perquisites including the use of an automobile and life insurance. In September 1997 the Company and Mr. Ebert entered into a severance agreement providing for the termination of his employment effective October 1997, and the payment to Mr. Ebert of $75,000, payable in monthly installments between October 1997 and May 1998. The severance agreement further provides that the installment payments cease if Mr. Ebert obtains full time employment effective January 1998. In addition, under the terms of the severance agreement Mr. Ebert will receive 100,000 shares of the Company's stock for $.06 per share and is relinquishing his right under a June 1997 agreement to receive an additional 150,000 shares at $.06 per share. Under the June 1997 agreement, Mr. Ebert was entitled to receive 250,000 shares of Common Stock at $.06 per share in exchange for the surrender of 250,000 incentive stock options previously granted to Mr. Ebert.

    GIL CHAMPION. In June 1996 Gill Champion agreed to resign as director, Chairman of the Board and Chief Executive Officer of the Company. The Company agreed to pay Mr. Champion his total unpaid salary and employment benefits under his employment agreement through March 15, 1997, totalling approximately $115,000, and the final payment was made in September 1997.

DIRECTOR COMPENSATION

    Directors receive no cash compensation for serving on the Board. However, non-employee directors are eligible to be granted non-statutory stock options under the Company's 1993 Stock Option Plan, as amended. Nonstatutory stock options may be granted for up to 10 years from the date of grant at such exercise prices as the Board of Directors may determine. There are no non-employee directors currently serving on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of September 22, 1997, with respect to beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) directors and nominees, (iii) the Named Executives, and (iv) all directors and executive officers as a group. Except for The Monument Trust Company, which disclaims beneficial ownership of the shares held of record by it, the Company believes that all of the persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                         AMOUNT AND NATURE OF   % OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP      OWNERSHIP
-------------------------------------------------------  --------------------  -----------------
The Monument Trust Company(1)..........................         4,333,333               24.1
Steve Natale(2)........................................           972,324                5.4
Kathryn Van Ness(3)....................................                (4)            --
William P. Conlin......................................           --                  --
Samuel S. Guzik........................................           --                  --
C. Douglas Plank.......................................           --                  --
All executive officers and directors as a group (two
  persons).............................................           100,000(4)              (5)

------------------------

(1) The address for The Monument Trust Company is c/o The Investors Union Trust, 14 New Street, St. Peter Port, Guernsey 641 4LE, Channel Islands. The Monument Trust Company is the record owner, and disclaims beneficial ownership of these shares. These shares were acquired by MTC in June 1997 upon the conversion of a $200,000 Convertible Note issued to MTC in a Regulation S private placement in April 1997. The Note provided for a conversion price of the lesser of the bid price of the Common Stock on the date of issuance of the Note or 60% of the bid price on the date of conversion. The Note was fully converted under this agreement at a conversion price of $.0375, which was 60% of the closing bid price on the date of conversion.

(2) The address for Mr. Natale is 115 Hurricane Street, Marina Del Rey, California 90292.

(3) The address for Ms. Van Ness is 2300 South Eastern Avenue, Commerce, California 90040.

(4) Does not include 1,500,000 shares of Common Stock and options to purchase 750,000 shares at $.25 per share, which shares and options vest in three equal installments in June 1998, 1999 and 2000. See "Certain Relationships and Related Transactions."

(5) Less than one percent.

AGREEMENTS REGARDING CHANGE IN CONTROL

    AGREEMENT WITH FIRST FIDELITY CAPITAL, INC. AND STEVE NATALE In April 1997 the Company and Steve Natale entered into an agreement with First Fidelity Capital, Inc. ("FFC") to represent the Company on an exclusive basis for five years in connection with financing transactions and strategic acquisitions for the Company. The agreement provides that FFC is entitled to nominate a majority of the Company's Board of Directors, at FFC's option, during the term of the agreement, so long as such nominees are reasonably satisfactory to the Company. The agreement, as amended, further provides that so long as Mr. Natale owns Common Stock, he will vote his shares in favor of FFC nominees until October 2002. FFC has not exercised its rights under this agreement to nominate any directors, and none of the Company's nominees have been nominated pursuant to this agreement. The agreement was amended in September 1997 to provide that effective November 1, 1997 until October 1999, Mr. Natale will not sell more than 70,000 shares of Common Stock in any two month period.

    AGREEMENT WITH FFC AND KATHRYN VAN NESS. FFC and Ms. Van Ness entered into an agreement effective June 1997, in connection with Ms. Van Ness' employment by the Company. In this agreement FFC agreed to use its best efforts to cause Ms. Van Ness to be nominated to serve as a Director of the Company during the term of her employment by the Company and to consult with Ms. Van Ness during the term of her employment with a view toward reaching a mutual agreement on nominees to the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain agreements between the Company and its directors, officers and certain shareholders, see Item 9, "Executive Compensation," and Item 11, "Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS AND SUPPLEMENTARY DATA INCORPORATED BY REFERENCE

  EXHIBIT                                                   DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   Articles of Incorporation as amended(1).
       3.2   By-Laws(1).
       4.1   Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, including form of redeemable warrant(1).
      10.1   Employment Agreement dated March 15, 1997 between the Company and Steve Natale.
      10.2   Employment Agreement dated November 19, 1993, between the Company and Gill Champion.
      10.3   1993 Stock Option Plan(1).
      10.10  Employment Agreement dated March 15, 1997 between the Company and Christopher Ebert
      10.17  Letter Agreement, dated June 25, 1996(2).
      21.1   Subsidiaries of the Company
             1.  Sierra Fixture and Design, Inc.
             2.  Just Jackets, Inc.
             3.  SPI/ASCI Acquisition Corporation
      27.1   Financial Data Schedule

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed December 3, 1993 (Registration No. 33-72490 LA)

(2) Incorporated by reference from Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on July 23, 1996.

(b) REPORTS ON FORM 8-K

    The Company filed two reports on Form 8-K relating to the issuance of $200,000 of convertible debentures via a Regulation S transaction on April 23, 1997 and May 6, 1997. The Company filed two reports on Form 8-K subsequent to the fiscal year end relating to the acquisition of Susan Burrowes, Ltd. in June 1997.

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          AMERICAN CINEMASTORES, INC.

          By: /s/ KATHRYN VAN NESS
          ---------------------------------------------
          Kathryn Van Ness,
          Chief Executive Officer                               October 13, 1997
          Acting Chief Financial Officer and Director
          (Principal Financial and
          Accounting Officer)

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                            PAGE
-----------------------------------------------------------------------------------------------------------     -----
Report of Independent Certified Public Accountants.........................................................          23

Consolidated balance sheets as of May 31, 1997 and May 31, 1996............................................          24

Consolidated Statements of Operations for the fiscal years ended May 31, 1997 and May 31, 1996.............          25

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended May 31, 1997 and May
  31, 1996.................................................................................................          26

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 1997 and May 31, 1996.............          27

Summary of Significant Accounting Policies.................................................................          29

Notes to Consolidated Financial Statements.................................................................          32

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

                                          BDO SEIDMAN, LLP

Los Angeles, California
August 18, 1997

                          AMERICAN CINEMASTORES, INC.

                                  FORM 10-KSB

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                MAY 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Current Assets
  Cash and cash equivalents.........................................................  $     155,319  $     113,997
  Marketable securities.............................................................       --              359,934
  Accounts receivable, net of allowance for doubtful accounts of $8,000 and $60,662,
    respectively (Note 9)...........................................................        101,645        215,510
  Note receivable (Note 10).........................................................        300,000         93,095
  Prepaid and other.................................................................       --               21,750
  Inventory.........................................................................         28,180         73,210
                                                                                      -------------  -------------
      Total current assets..........................................................        585,144        877,496
                                                                                      -------------  -------------
Property and Equipment
  Office furnishings and equipment..................................................        181,655        151,307
  Automobiles.......................................................................         17,326         17,326
  Leasehold improvements............................................................       --                5,338
                                                                                      -------------  -------------
                                                                                            198,981        173,971
  Less accumulated depreciation and amortization....................................        114,622         71,221
                                                                                      -------------  -------------
Property and equipment, net.........................................................         84,359        102,750
Deposits............................................................................          1,750         13,373
Goodwill--net.......................................................................        265,840       --
Deferred acquisition costs..........................................................         10,000        314,761
                                                                                      -------------  -------------
      Total assets..................................................................  $     947,093  $   1,308,380
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.............................................  $     353,576  $     229,284
  Loan payable (Note 7).............................................................        150,267       --
  Convertible debt (Note 8).........................................................        200,000       --
  Deferred revenue..................................................................       --              122,600
                                                                                      -------------  -------------
      Total current liabilities.....................................................        703,843        351,884
                                                                                      -------------  -------------
Commitments and Contingencies (Note 3)
Stockholders' Equity (Note 1)
  Preferred stock, $.01 par value 5,000,000 shares authorized, 500 shares issued and
    redeemed........................................................................       --             --
  Common stock: $.001 par value 30,000,000 shares authorized, 8,251,054 issued and outstanding at May 31,1997 and 6,892,638 issued and outstanding at May 31,
    1996............................................................................          8,251          6,892
  Additional paid-in capital........................................................      8,593,211      7,103,552
  Accumulated deficit...............................................................     (8,358,212)    (6,153,948)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        243,250        956,496
                                                                                      -------------  -------------
Total liabilities and stockholders' equity..........................................  $     947,093  $   1,308,380
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                          AMERICAN CINEMASTORES, INC.

                                  FORM 10-KSB

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                       FISCAL YEAR    FISCAL YEAR
                                                                                          ENDED          ENDED
                                                                                      MAY 31, 1997   MAY 31, 1996
                                                                                      -------------  -------------
Sales (Note 9)......................................................................  $   1,675,350  $     683,888
Cost of sales.......................................................................      1,072,509        410,089
                                                                                      -------------  -------------
Gross profit........................................................................        602,841        273,799
                                                                                      -------------  -------------
Selling, general and Administrative expenses........................................      2,182,040      2,029,385
                                                                                      -------------  -------------
Operating loss from continuing operations...........................................     (1,579,199)    (1,755,586)
                                                                                      -------------  -------------
Other income (expense) Interest income..............................................         20,952         80,065
  Interest expense (Note 8).........................................................       (133,333)      --
  Other income......................................................................       --                6,564
                                                                                      -------------  -------------
Total other income (expense)........................................................       (112,381)        86,629
                                                                                      -------------  -------------
  Loss from continuing operations...................................................     (1,691,580)    (1,668,957)
  Loss from discontinued operations (Note 5)
    Loss from operations............................................................       --             (391,051)
    Loss on disposal................................................................       --             (450,139)
                                                                                      -------------  -------------
Loss from discontinued operations...................................................       --             (841,190)
                                                                                      -------------  -------------
Net loss............................................................................  $  (1,691,580) $  (2,510,147)
Dividends to preferred shareholder..................................................        512,684       --
                                                                                      -------------  -------------
Net loss allocable to common shareholders...........................................  $  (2,204,264) $  (2,510,147)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per common stock share
  From continuing operations........................................................  $       (0.30) $       (0.24)
  From discontinued operations......................................................       --                (0.12)
                                                                                      -------------  -------------
Net loss per common share...........................................................  $       (0.30) $       (0.36)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average common stock shares................................................      7,314,943      6,892,638
                                                                                      -------------  -------------
                                                                                      -------------  -------------

           See accompanying summary of accounting policies and notes to Consolidated Financial Statements.

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK            PREFERRED STOCK                                         TOTAL
                                     ---------------------  --------------------------    PAID IN      ACCUMULATED   STOCKHOLDERS'
                                       SHARES     AMOUNT      SHARES        AMOUNT        CAPITAL        DEFICIT        EQUITY
                                     ----------  ---------  -----------  -------------  ------------  -------------  -------------
BALANCE, MAY 31, 1995..............   6,892,638  $   6,893                              $  7,103,552  $  (3,643,801) $   3,466,644
  Net Loss.........................                                                                      (2,510,147)    (2,510,147)
                                                                                  --
                                     ----------  ---------         ---                  ------------  -------------  -------------
BALANCE, MAY 31, 1996..............   6,892,638      6,893      --            --           7,103,552     (6,153,948)       956,497
  Issuance of Series A preferred
    stock (Note 1).................      --         --             500             5         499,995       --              500,000
  Deferred accretion on Series A
    Preferred stock (Note 1).......      --         --          --            --             500,000       (500,000)      --
  Issuance of common stock upon
    upon conversion of preferred
    stock (Note 1).................   1,000,000      1,000        (500)           (5)           (995)      --             --
  Stated dividends paid in Common
    stock..........................      25,416         25      --            --              12,659        (12,684)      --
  Issuance of common stock upon
    acquisition of Just Jackets
    (Note 11)......................      50,000         50      --            --              44,950       --               45,000
  Deferred interest payable in
    common stock on convertible
    debt (Note 8)..................      --         --          --            --             133,333       --              133,333
  Stock subscription (Note 10).....     283,000        283      --            --             299,717       --              300,000
Net loss...........................      --         --          --            --             --          (1,691,580)    (1,691,580)
                                                                                  --
                                     ----------  ---------         ---                  ------------  -------------  -------------
BALANCE MAY 31, 1997...............   8,251,054  $   8,251      --            --        $  8,593,211  $  (8,358,212) $     243,250
                                                                                  --
                                                                                  --
                                     ----------  ---------         ---                  ------------  -------------  -------------
                                     ----------  ---------         ---                  ------------  -------------  -------------

          See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                          AMERICAN CINEMASTORES, INC.

                                  FORM 10-KSB

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       FISCAL YEAR    FISCAL YEAR
                                                                                          ENDED          ENDED
                                                                                      MAY 31, 1997   MAY 31, 1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (1,691,580) $  (1,668,957)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................         65,017         50,555
    Provision for bad debt..........................................................       --               20,000
    Non-cash interest expense.......................................................        133,333       --
    Loss on transfer of certain net assets net of effects from purchase of Just
      Jackets.......................................................................        119,564       --
    Write-off of deferred acquisition costs.........................................        314,761       --
  Increase (decrease) from changes in:
    Accounts receivable.............................................................        179,157       (234,815)
    Inventory.......................................................................         45,030        (44,658)
    Prepaids and other..............................................................         34,173         12,658
    Deferred revenue................................................................       (122,600)        55,100
    Accounts payable and accrued expenses...........................................         55,522        226,755
                                                                                      -------------  -------------
      Net cash used in continuing operating activities..............................       (867,623)    (1,583,363)
      Net cash used in discontinued operations......................................       --             (269,561)
                                                                                      -------------  -------------
Net cash used in operating activities...............................................       (867,623)    (1,852,924)
CASH FLOW FROM INVESTING ACTIVITIES
  Investment in marketable securities...............................................        359,934      1,774,259
  Acquisition of property and equipment.............................................        (25,000)       (17,852)
  Deferred acquisition costs........................................................        (10,000)      (314,761)
  Note receivable...................................................................       --              (93,095)
  Payment to Just Jackets principals................................................        (80,000)      --
                                                                                      -------------  -------------
Net cash from investing activities..................................................        244,924      1,348,551
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of:
    Proceeds from bank loan payable.................................................         80,267       --
    Loan from shareholder...........................................................         70,000       --
    Payment of Just Jackets bank notes..............................................       (186,246)      --
    Convertible preferred stock.....................................................        500,000       --
    Convertible debt................................................................        200,000       --
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................        664,021       --
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................         41,322       (504,373)
  Cash and cash equivalents at beginning of period..................................        113,997        618,369
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $     155,319  $     113,997
                                                                                      -------------  -------------

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

    LOSS PER SHARE

    Loss per share is based on the weighted average number of shares of common stock outstanding during the period using a treasury stock method, after giving effect to the stock dividend described in Note 1. Common Stock equivalents are anti-dilutive and have not been considered in the calculations.

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

    Options granted under the Plan may be either incentive stock options ("ISOs") (as defined in the Internal Revenue Code of 1986, as amended), or non-ISOs. ISOs may only be granted to persons who are employees of the Company, including employees who are directors of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents and consultants, whom the Administrator selects. The Administrator determines the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market

                          AMERICAN CINEMASTORES, INC.

NOTE 2. STOCK OPTION PLAN (CONTINUED)
value (as defined in the Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of shares with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

    Options generally vest over a four-year period at the discretion of the Administrator. In addition, outstanding options vest upon the occurrence of certain transactions, including certain mergers and other business combinations. The term of each option may be not more than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of grant. ISOs generally terminate upon an option's termination of employment with the Company, for any reason other than death or disability. Upon exercise of an option, the exercise price may be paid to the Company in cash or in shares of Common Stock (based upon the market value of the shares so surrendered). As of the date of this filing, there are no outstanding options under the Plan. Options previously issued to Messrs. Champion and Natale (Note
3) have lapsed as a result of the options not being exercised within thirty days of their respective resignations. The options issued to Mr. Ebert were exchanged, per Board resolution, to 250,000 shares of the Company's common stock on June 17, 1997.

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

    The Company entered into employment agreements with two of its officers which were effective on March 21, 1994 and were for a term of three years. The agreements provide for aggregate base salaries of $125,000 and $100,000 per year to be paid to the officers, with increases in the second and third years based on the increases, if any, in the consumer price index. The agreements also provide for the officers to receive perquisites including the use of an automobile and life insurance. During this reporting period, Mr. Champion resigned pursuant to an agreement entered into whereby he is to be paid the remainder of his contract, through March 14, 1997. On March 15, 1997, Mr. Natale entered into a two year employment contract with the Company with an aggregate annual salary of $125,000 as well as perquisites including the use of an automobile and life insurance. On June 15, 1997, Mr. Natale resigned as an officer and a director of the Company whereby the Company must pay 10.5 months of severance consideration on his contract

                          AMERICAN CINEMASTORES, INC.

NOTE 3. COMMITMENTS AND CONTINGENCIES (CONTINUED) equal to $110,000. The amount has been recorded as an expense in fiscal 1997 and accrued for as of May 31, 1997. The Company has entered into a one year employment contract with Christopher Ebert, the Company's Chief Financial Officer, with an aggregate annual salary of $110,000 as well as perquisites including the use of an automobile and life insurance.

NOTE 4. INCOME TAXES

    The components of deferred tax assets are as follows:

                                                                       1997          1996
                                                                   ------------  ------------
Deferred tax assets:
  Accounts receivable............................................  $      3,200  $     24,447
  Accrued vacation...............................................         9,992        13,325
  Inventory reserve..............................................       --             10,208
  Depreciation...................................................        13,300       --
Net operating loss carry-forwards................................     2,995,942     2,085,937
                                                                   ------------  ------------
Net deferred tax assets..........................................     3,022,434     2,133,917
Valuation allowance..............................................    (3,022,434)   (2,133,917)
                                                                   ------------  ------------
    Total........................................................  $    --       $    --
                                                                   ------------  ------------
                                                                   ------------  ------------

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

                          AMERICAN CINEMASTORES, INC.

NOTE 6. SUBSEQUENT EVENTS

a) On July 23, 1997 the Company raised an additional $880,000, net of expenses, in a Regulation D private placement of a convertible note to a single accredited investor in the original principal amount of $1.1 million. The note bears interest at the rate of 6% per annum and is convertible into Common Stock at 83% of the average price of the Common Stock for the five days immediately preceding the date of conversion. The entire unpaid principal amount of the note is due June 30, 1999.

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

                                       ASSETS

                                                          SUSAN                      PRO FORMA      PRO FORMA
                                                         BURROWES      COMBINED     ADJUSTMENTS     COMBINED
                                          AMERICAN     ------------  -------------  ------------  -------------
                                        CINEMASTORES
                                        -------------  (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Current Assets
  Cash and equivalents................  $     155,319  $      3,656  $     158,975  $  1,000,000(3) $   1,158,975
  Accounts receivable (net)...........        101,645       103,808        205,453                      205,453
  Notes receivable....................        300,000        50,080        350,080       (50,080 (4)       300,000
  Inventory (net).....................         28,180     1,979,000      2,007,180                    2,007,180
  Prepaid and other...................       --              94,493         94,493                       94,493
                                        -------------  ------------  -------------  ------------  -------------
Total current assets..................        585,144     2,231,037      2,816,181       949,920      3,766,101
Property, plant and equipment (net)...         84,359       289,599        373,958                      373,958
Goodwill..............................        265,840       --             265,840        41,376(5)       307,216
Other assets..........................         11,750        28,847         40,597                       40,597
                                        -------------  ------------  -------------  ------------  -------------
Total assets..........................  $     947,093  $  2,549,483  $   3,496,576  $    991,296  $   4,487,872
                                        -------------  ------------  -------------  ------------  -------------
                                        -------------  ------------  -------------  ------------  -------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable....................  $     147,782  $  1,392,847  $   1,540,629                $   1,540,629
  Accrued liabilities.................        205,794       104,903        310,697                      310,697
  Notes payable.......................        150,267        11,720        161,987                      161,987
  Convertible debt....................        200,000                      200,000       --             200,000
  Due to factor.......................                      909,122        909,122                      909,122
                                        -------------  ------------  -------------  ------------  -------------
Total current liabilities.............        703,843     2,418,592      3,122,435                    3,122,435
Stockholders' equity
  Preferred stock.....................       --             --            --
  Common Stock........................          8,251        25,000         33,251       (20,800 (6)        12,451
  Additional paid in capital..........      8,593,211       --           8,593,211     1,117,987(7)     9,711,198
  Retained earnings (deficit).........     (8,358,212)      105,891     (8,252,321)     (105,891 (8)    (8,358,212)
                                        -------------  ------------  -------------  ------------  -------------
Total stockholders' equity............        243,250       130,891        374,141       991,296      1,365,437
                                        -------------  ------------  -------------  ------------  -------------
Total liabilities and stockholders'
  equity..............................  $     947,093  $  2,549,483  $   3,496,576  $    991,296  $   4,487,872
                                        -------------  ------------  -------------  ------------  -------------
                                        -------------  ------------  -------------  ------------  -------------

            See Accompanying Notes to Unaudited Pro Forma Condensed
                         Combined Financial Statements.

                          AMERICAN CINEMASTORES, INC.

            AMERICAN CINEMASTORES, INC., AND SUSAN BURROWES, LIMITED
              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
               FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 1997 FOR
                   AMERICAN CINEMASTORES, INC. (AUDITED) AND
                        SUSAN BURROWES, LTD. (UNAUDITED)

                                                               SUSAN                      PRO FORMA      PRO FORMA
                                                             BURROWES       COMBINED     ADJUSTMENTS     COMBINED
                                              AMERICAN     -------------  -------------  ------------  -------------
                                            CINEMASTORES
                                            -------------   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)

Net Sales.................................  $   1,675,350  $  12,188,000  $  13,863,350  $    --       $  13,863,350
Cost of Sales.............................      1,072,509      8,501,000      9,573,509      (300,000 (9)     9,273,509
                                            -------------  -------------  -------------  ------------  -------------
Gross Profit..............................        602,841      3,687,000      4,289,841       300,000      4,589,841
Selling, general and administrative
  expenses................................      2,182,040      4,128,000      6,310,040      (635,000 (9)     5,675,040
                                            -------------  -------------  -------------  ------------  -------------
Income (loss) from operations.............     (1,579,199)      (441,000)    (2,020,199)      935,000     (1,085,199)
Other expense (income)....................        112,381        380,000        492,381      (350,000  10)       142,381
                                            -------------  -------------  -------------  ------------  -------------
Net income (loss):
  From operations.........................     (1,691,580)      (821,000)    (2,512,580)    1,285,000     (1,227,580)
                                            -------------  -------------  -------------  ------------  -------------
Dividends to preferred shareholder........        512,633                       512,633                      512,633
                                            -------------  -------------  -------------  ------------  -------------
Net loss allocable to common
  shareholders............................  $   2,204,213       (821,000) $  (3,025,213) $  1,285,000  $  (1,740,213)
                                            -------------  -------------  -------------  ------------  -------------
Net loss per share........................  $       (0.30)                                             $       (0.15)
Weighted average common shares
  outstanding.............................      7,314,943                                                 11,514,943

            See Accompanying Notes to Unaudited Pro Forma Condensed
                         Combined Financial Statements.

                          NOTES TO UNAUDITED PRO FORMA

NOTE 6 SUBSEQUENT EVENTS (CONTINUED)

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

    3. CASH AND CASH EQUIVALENTS--PRO FORMA ADJUSTMENT. The increase in cash for the combined company is the result of the Company raising $1,000,000 for working capital to SBL, as part of the acquisition agreement, via a Regulation D private placement of common stock to accredited shareholders on June 12, 1997.

    4. NOTES RECEIVABLE--PRO FORMA ADJUSTMENT. The note receivable is from the principal shareholder of Susan Burrowes. As part of the consideration for the acquisition, the Company has agreed to not collect on this note and forgive any future payments,

    5. GOODWILL--PRO FORMA ADJUSTMENT. An analysis of the components of goodwill is being made to determine the appropriate asset accounts to which such components should be allocated. The resulting amount of goodwill will be amortized over a period of 15 years.

    6. COMMON STOCK--PRO FORMA ADJUSTMENT. The amount consists of 200,000 shares issued upon the acquisition, less the elimination of Susan Burrowes' common stock upon consolidation. In addition, the adjustment reflects the issuance of 4 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

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

    8. RETAINED EARNINGS--PRO FORMA ADJUSTMENT. The amount consist of the elimination of SBL's retained earnings upon consolidation.

    9. COST OF SALES AND SG & A--PRO FORMA ADJUSTMENT. Adjustments to reflect reduced payroll expenses as a result of layoffs and terminations of more than 40 people which have taken place with SBL and the Company as well as the Company's corporate restructure which has resulted in reduced rent, utilities and other overhead expenses.

    10. INTEREST EXPENSE--PRO FORMA ADJUSTMENT. Adjustment reflecting the virtual pay-off of factor bank debt upon the acquisition.

                          NOTES TO UNAUDITED PRO FORMA

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

                          NOTES TO UNAUDITED PRO FORMA

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

                                                                           UNAUDITED
                                                                   --------------------------
                                                                   FISCAL 1997   FISCAL 1996
                                                                   ------------  ------------
Revenues.........................................................  $  2,030,342  $  2,169,360
Net loss.........................................................    (1,770,211)   (2,485,461)
Net loss allocable to common shareholders........................    (2,262,844)   (2,485,461)
Net loss per share...............................................  $      (0.31) $      (0.34)

    Pro forma adjustments include adjustments to reflect amortization of goodwill and to reflect payroll reductions of approximately $200,000 for principal officers and certain other employees due to the redundancy of staff at Just Jackets, as well as costs and per share data adjustments pursuant to the issuance of convertible preferred stock.