Form 10QSB
period 1997-08-31
AMERICAN CINEMASTORES INC
filed 1997-10-15
CIK 908338

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the Quarter Ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _________.

    Commission File Number 0-23138

                              AMERICAN CINEMASTORES INC.
                             ---------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Delaware                                          95-4374952
---------------------------------                ------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)


    2300 South Eastern Avenue
    City of Commerce, California                           90040
----------------------------------------              ---------------
(Address if principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 213-725-4955

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
    -----------       -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Class                                   Outstanding at October 3, 1997
    -----                                   ------------------------------

   Common Stock, par value                       18,001,387
    $ .001

                     AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                            QUARTER ENDED AUGUST 31, 1997

                            PART I - FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 310 of Regulation SB, the accompanying financial statements and footnotes have been condensed, and therefore, do not contain all the disclosures required in annual financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB and any amendments thereto for the year ended May 31, 1997, as filed with the SEC.

AMERICAN CINEMASTORES, INC.
Consolidated Balance Sheet
(Unaudited)

--------------------------------------------------------------------------------
                                              May 31,           August 31,
                                               1997               1997
--------------------------------------------------------------------------------
Assets

Current Assets
    Cash and cash equivalents              $   155,319        $    166,825
    Marketable securities                            -                   -
    Accounts receivable, net                   101,645             272,538
    Accounts receivable - factor                     -             154,259
    Notes receivable                           300,000              75,000
    Inventory                                   28,180             880,084
    Prepaid and other                                -              64,527

--------------------------------------------------------------------------------
    Total current assets                       585,144           1,613,233
--------------------------------------------------------------------------------

Property and equipment
    Office furnishings and equipment           181,655             156,284
    Machinery and equipment                          -             342,410
    Computer hardware and software                   -             268,731
    Automobiles                                 17,326              28,179
    Leasehold improvements                           -              20,164

--------------------------------------------------------------------------------
                                               198,981             810,208
Less accumulated depreciation
  and amortization                             114,622             363,537

--------------------------------------------------------------------------------
Property and equipment, net                     84,359             452,231

--------------------------------------------------------------------------------
Deposits                                         1,750              36,206
Goodwill - net of amortization                 265,840           1,218,863
Deferred acquisition costs                      10,000             282,334

--------------------------------------------------------------------------------
Total assets                                $  947,093        $  3,602,867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.
Consolidated Balance Sheet
(Unaudited)

--------------------------------------------------------------------------------
                                               May 31,          August 31,
                                                  1997                1997

--------------------------------------------------------------------------------
Liability and Stockholders' Equity

Current liabilities
    Accounts payable and
        accrued expenses                      $353,576         $ 1,414,736
    Loan Payable (Note 4)                      150,267                   -
    Convertible Debt (Note 5)                  200,000                   -
    Short term portion of capital lease              -              31,910

--------------------------------------------------------------------------------
Total current liabilities                      703,843           1,446,646

Long term portion of equipment lease                 -              47,312
Convertible debt (Note 5)                            -           1,100,000
--------------------------------------------------------------------------------
Total liabilities                              703,843           2,593,958

Commitments and contingencies  (Note 2)

--------------------------------------------------------------------------------
Stockholders' Equity (Note 1)

    Preferred stock: $.01 par value
    5,000,000 shares authorized,
    none issued                                      -                   -
    Common stock: $.001 par value
    30,000,000 shares authorized,
    8,251,054 issued and outstanding
    at May 31, 1997, and 18,924,387
    issued and outstanding at August 31, 1997    8,251              18,924
    Additional paid-in capital               8,593,211          10,159,038
    Accumulated deficit                     (8,358,212)         (9,169,053)

--------------------------------------------------------------------------------

Total stockholders' equity                     243,250           1,008,909

--------------------------------------------------------------------------------
Total liabilities and
   stockholder equity                         $947,093          $3,602,867
--------------------------------------------------------------------------------
SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

AMERICAN CINEMASTORES, INC.
Consolidated Statement of Operations
(Unaudited)

--------------------------------------------------------------------------------
                                           Three Months        Three Months
                                              Ended               Ended
                                            August 31,          August 31,
                                               1996                1997

--------------------------------------------------------------------------------
Sales
Cost of sales                               $  404,295          $  952,820
                                               199,509             545,671
--------------------------------------------------------------------------------
Gross profit                                   204,786             407,149

Selling, general and administrative expenses   480,015             953,498

--------------------------------------------------------------------------------
Operating loss                                (275,229)           (546,349)

--------------------------------------------------------------------------------
Other income (expense)
    Interest income (expense)                    8,537            (264,492)

--------------------------------------------------------------------------------
Net loss                                   $  (266,692)          $(810,841)

--------------------------------------------------------------------------------

Net loss per common share                    $  ( 0.04)             $(0.06)

Weighted average common shares
    outstanding                              6,892,638          13,401,387


                  SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                        AND NOTES TO FINANCIAL STATEMENTS

AMERICAN CINEMASTORES, INC.
Consolidated Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                    August 31,       August 31,
                                                      1996             1997
--------------------------------------------------------------------------------

Cash flows from operating activities
    Net loss                                    $  (266,692)         $(810,841)
    Adjustments to reconcile net loss to net cash
        used in operating activities
    Depreciation and amortization                     9,327             33,607
    Non-cash interest expense                             -            225,500
    Increase (decrease) from changes in:
         Accounts receivable                       (172,731)          (221,344)
         Inventory                                 (144,024)            91,693
         Prepaids and other                          30,294             24,358
         Deferred revenue                           123,549                  -
         Accounts payable and accrued expenses      159,443           (622,687)

--------------------------------------------------------------------------------
Net cash used in operating activities              (260,834)        (1,279,714)

--------------------------------------------------------------------------------
Cash flow from investing activities
    Investment in marketable securities             277,217                  -
    Acquisition of property and equipment              (749)           (26,620)
    Deferred costs                                  (36,927)           (52,334)
    Note receivable                                       -            225,000
--------------------------------------------------------------------------------
Net cash provided by investing activities           239,541            146,046

--------------------------------------------------------------------------------
Cash flow from financing activities
    Payment of Bank loan payable                          -            (91,987)
    Payment of Loan from shareholder                      -            (70,000)
    Net Proceeds from Convertible debt issuance           -            880,000
    Net Proceeds from placement of
      Common Stock                                        -          1,035,000
    Payment of advance from factor                        -           (607,839)

--------------------------------------------------------------------------------
Net cash provided by financing activities                 -          1,145,174


Net increase (decrease) in cash                     (21,293)            11,506
Cash and cash equivalents
   at beginning period                              113,997            155,319

--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                               $  92,704         $  166,825

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In connection with the acquisition of Susan Burrowes, Ltd. in June 1997, the Company received assets of approximately $1,464,000 and assumed liabilities of approximately $2,303,000 in exchange for the issuance of 200,000 shares of its common stock, valued at $0.58 per share for book purposes, and cancellation of a $50,000 note receivable.

In August 1997, the Company issued 5,333,333 shares of its common stock to the holder of a $200,000 convertible note. The conversion occurred at 60% of the closing bid price at the time of the conversion, or $0.04, as prescribed by the note agreement.


                  SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                        AND NOTES TO FINANCIAL STATEMENTS

                     AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES
                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT AND PRESENTATION AND ORGANIZATION

American Cinema Stores, Inc. (the Company), a Delaware corporation designs, manufactures, and markets under three wholly owned subsidiaries, Sierra Fixture and Design, Susan Burrowes, Ltd., and Just Jackets. The Company was incorporated in February 1992 to engage in retail mini stores offering movie related products. The Company completed an initial public offering in March 1994. In November, 1995 the Company decided to discontinue all of its retail operations. The Company has now restructured and refocused on acquisitions and mergers to build revenues.

In October 1996, the Company acquired Just Jackets, Inc. to design, manufacture and sell leather and wool as well as other fabric jackets and denim shirts to the advertising specialty industry. On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd. Susan Burrowes is engaged in the design, manufacture, and distribution of moderately priced missy and women's apparel items. Susan Burrowes, Ltd. was incorporated in California in 1978. The Company has relocated it corporate headquarters as well as all of its subsidiaries to the 62,000 square foot Susan Burrowes facility in Commerce, California. Susan Burrowes also has a showroom in New York City. For their fiscal year ended February 29, 1997, Susan Burrowes reported net sales of $15 million. Their labels include Susan Burrowes, Just Clothes and Laura Keiffer with significant customers being J.C. Penney's, Sears, and Macy's.

The accompanying consolidated financial statements include the accounts of American Cinema Stores, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

LOSS PER SHARE
Loss per share is based on the weighted average number of shares of common stock outstanding during the period using a treasury stock method. Common Stock equivalents are anti-dilutive and have not been considered in the calculations.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that the affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. On March 31, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per

Share" (SFAS 128). This pronouncement requires a different method of calculating earnings per share than is currently used in accordance with AFB 15, "Earnings Per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for the fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted.
The Company has not determined the effect, if any, of the adoption on its EPS computations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, REPORTING COMPREHENSIVE INCOME. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive incomes is defined to include all changes except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information Reporting Comprehensive Income (SFAS 131), which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise SFAS 131 establishes standard for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                             AMERICAN CINEMASTORES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CAPITAL TRANSACTIONS

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd. in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,080 note owed to Susan Burrowes by the shareholder (see Note 3).

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of 5,040,000 shares of its common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. The proceeds totaling $985,000, net of offering expenses, was used for working capital for Susan Burrowes.

On July 23, 1997, the Company raised $880,000, net of offering expenses, via a Regulation D private placement of convertible debentures of common stock to a single accredited investor for use as working capital for the Company. The investor is entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price at the time of conversion.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Susan Burrowes, Ltd. (see Note 6), the Company relocated its corporate facilities to the Susan Burrowes location. At this facility, the Company currently leases approximately 62,000 square feet of office and manufacturing space in Commerce, California. As of August 31, 1997, there are 18 months remaining on the lease; six months of which will require a monthly lease payment of $19,596 and twelve months of a monthly lease payment of $20,208. The lease expires in February 8, 1999. Additionally, as a result of the Susan Burrowes acquisition, the Company now leases an apparel showroom in New York City for $90,000 per year. That lease expires in April, 1998. The Company has as a result of the Susan Burrowes acquisition has a lease for a New York apartment for an annual lease of $24,000. The apartment is approximately 2,200 square feet and is located at 347 West 57th Street, #24C. The Company believes the rent will be offset with expenses saved from sales personnel using the apartment throughout the year.

The Company entered into employment agreements with two of its officers, Mr. Natale and Mr. Ebert, which were effective on March 15, 1997 and were for a term of two years. The agreements provided for aggregate base salaries of $125,000 and $110,000 per year to be paid to the officers, respectively. The agreements also provide for the officers to receive perquisites including the use of an automobile and life insurance. On June 15, 1997, Mr. Natale resigned as an officer and director of the Company whereby the Company must pay 10.5 months of severance accrued for as of May 31, 1997. On September 26, 1997, Mr. Ebert resigned as an officer and director of the Company to be effective October 15, 1997, whereby the Company must pay 7.5 months as severance consideration on his contract equal to $75,000.

On July 22, 1996, the Company and Sierra Fixture and Design were named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The Company and its attorneys, retained with respect to such proceeding, believe the action to be frivolous and without merit and are defending such proceeding. The suit was filed in the Superior Court of the State of California and the plaintiff is seeking undisclosed compensatory and punitive damages as well as attorney fees.

NOTE 3.  ACQUISITION

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd.which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,080 note owed to Susan Burrowes by the shareholder.

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. This $1,200,000 was used for working capital for Susan Burrowes.

Condensed unaudited pro forma resuts of the operations of the Company and Susan Burrowes, Ltd. as if the respective purchases occurred at the beginning of the quarters ended August 31, 1997 and 1996 are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed as of those dates or any results that may occur in the future.

                                                Unaudited
                                                ---------

Quarter ended August 31:                     1997           1996
                                         -----------    -----------
Revenues                                 $ 1,332,427    $ 3,782,295
Net loss                                    (514,426)      (179,692)
Net loss per share                       $     (0.03)   $     (0.01)

Pro forma adjustments include adjustments to reflect amortization of goodwill, payroll reductions for principal officers and certain other employees due to the redundancy of staff and reductions of rent, utilities and overhead costs resulting from the consolidation of all subsidiaries' operations into one facility. Per share data adjustments are reflected pursuant to the issuance of common stock.

NOTE 4.  LOAN PAYABLE

On October 27, 1996, the Company's former president loaned the Company $100,000 to be repaid to him within one year. On June 12, 1997, the note was completely repaid.

Additionally, the Just Jackets subsidiary maintained an overdraft line with the bank with a $100,000 money market certificate of deposit in the name of the Company held as collateral. In August, 1997, the Company used the certificate of deposit to repay the overdraft in full.

NOTE 5.  CONVERTIBLE DEBT

Monument Trust Company loaned $200,000 to the Company on March 28, 1997 in exchange for a promissory note. The terms of the promissory note state that the note will bear interest at a rate of 12% per annum and is due and payable on April 15, 1997. In the event that the note was not paid by the due date, the principal and accrued interest automatically converted into a 4% Cumulative Convertible Debenture of the Company (the "Debenture"). The note was not repaid on April 15, 1997 and the Debenture was issued by the Company. The Debenture provided for a conversion price of the lesser of the bid price of the Common Stock on the date of issuance of the Note or 60% of the bid price on the date of conversion. The Debenture was fully converted into 5,333,333 shares of Common Stock under this agreement in June 1997 at a conversion price of $.0375, which was 60% of the closing bid price on the date of conversion.


During fiscal 1997, the Company recorded $133,333 in deferred interest on the convertible debt and fully amortized that amount into interest expense. The deferred interest is the result of the implied yield provided by the 60% conversion feature. The amount was amortized over the period from the issuance date through the date that the debt first became convertible into common stock.

On July 23, 1997, the Company raised $880,000, net of expenses, via a Regulation D private placement of a convertible debenture to a single accredited investor for use as working capital for the Company. The debenture is in the original principal amount of $1,100,000, and accrues interest at the rate of 6% per annum, payable quarterly. The entire principal amount is due and payable in 1999. The investor is entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price immediately prior to conversion, subject to adjustment.

During the quarter ended August 31, 1997, the Company recorded $225,500 in non-cash interest expense on the debt. The interest was the result of the implied yield provided by the 83% conversion feature and was recognized in full as the debt was convertible upon issuance.

NOTE 6.  SUBSEQUENT EVENTS

On September 4, 1997, the Company raised $1,300,000, net of expenses, via a Regulation D private placement of convertible debentures of common stock in the principal amount of $1,600,000 to two accredited investors for use as working capital for the Company. The debentures bear interest at the rate of 6% per annum, and the principal amount is due and payable in July, 1999. The investors are entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price immediately prior to conversion.

In September, 1997, the Company acquired The Digital Group, a privately owned company with patents pending on a system of digital print technology for fabric. The Company formed a new subsidiary called Digital Group. The Digital Group's three founders will receive options to acquire 600,000 shares of the Company's common stock which vest over three years and are exercisable at prices between $5.00 - $15.00 per share. The three founders will remain with the Company and manage the operations of the new Digital Group subsidiary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

This section contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth or implied by the forward looking statements and related assumptions contained in this Section and in this entire report. Such factors include, but are not limited to: product, demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

The following discussion provides an analysis of the Company's results of operations for its first fiscal quarter which ended August 31, 1997 compared to fiscal quarter ended August 31, 1996. This discussion is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements contained elsewhere in this report.

The Company incurred significant losses in connection with implementation of its plan to operate mini-retail stores in movie theater lobbies and shopping malls between 1993-1995. In 1995 the Company determined that is retailing concepts were not viable and discontinued all retail operations as of May 31, 1996.
Since revenue levels at such time were not sufficient to attain profitability, the Company attempted to increase revenues and cash flow and attain profitability through implementation of a restructuring plan involving the discontinuance of retail operations, expansion of its shopping mall and retail fixture business and the identification of strategic merger and acquisition candidates.

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd., which has been engaged in the design, manufacture, and distribution of moderately priced missy and women's apparel items since 1979. The Company subsequently relocated its corporate headquarters as well as all of its subsidiaries to the 62,000 square foot Susan Burrowes facility in Commerce, California. Susan Burrowes also has a showroom in New York City. For their fiscal year ended February 29, 1997, Susan Burrowes reported net sales of $15 million. Their labels include Susan Burrowes, Just Clothes and Laura Keiffer with significant customers being J.C. Penney's, Sears and Macy's.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997, COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1996

For the three months ended August 31, 1997, the Company incurred a net loss of $810,841, or $.06 per share, on revenues of $952,920, as compared to a net loss of $266,692, or $.04 per share, on revenues of $404,295 in the comparable three month period in the prior year.

During the first quarter of fiscal 1998, revenues increased by $548,525, or 136%, compared to the first three months in the prior fiscal year, primarily as the result of the inclusion of revenues from Susan Burrowes in the first quarter of fiscal 1998. Sales by Susan Burrowes during the fiscal 1998 period consisted primarily of sales to one of its significant customers, J.C. Penney.

During the first quarter of fiscal 1998, gross profit nearly doubled, from $204,786 to $407,149, with a decrease in the gross profit margin from 50% to 42.7%, as compared to the first quarter of fiscal 1997. The increase in gross profit primarily reflects the inclusion of revenues from Susan Burrowes in the period ended August 31, 1997. The decrease in overall gross profit margin is also primarily a reflection of the inclusion of the operations of Susan Burrowes. In the first quarter of fiscal 1998, the Susan Burrowes division maintained a gross profit margin of 41.4%, compared to 55% for the Sierra division.

Selling, general and administrative expenses nearly doubled between periods, from $480,015 to $953,498. Most of the increase in these items represents expenses associated with the Susan Burrowes operations.

The increase in interest expense during the first fiscal quarter of 1998 is primarily the result of a non-cash interest charge related to the discounted conversion rate on convertible debt described in Note 5, and interest paid by Susan Burrowes of $37,894.

CAPITAL RESOURCES AND LIQUIDITY

Until 1996, the Company's primary cash requirements had been to support retail operations. The Company relied on the proceeds of its 1994 public offering of Common Stock and cash flow from retail operations to fund those working capital requirements. As of May 31, 1996, the Company had discontinued all retail operations. The Company is now devoting its resources to expand the operations of Sierra, Susan Burrowes, Just Jackets and the newly acquired Digital Group. The Company intends to utilize the money raised on June 12, July 23, and September 4, 1997 from Regulation D private placements to accredited investors for its working capital requirements.

The merger with Just Jackets was completed on October 24, 1996. Just Jackets was folded into a newly formed apparel subsidiary of the Company and the shareholders of Just Jackets received an aggregate of $80,000 in cash and 50,000 shares of common stock of the Company.

On June 12, 1997, the Company acquired 100% of the common stock of Susan Burrowes, Ltd. in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,000 note owed to Susan Burrowes by the shareholder.

In conjunction with the acquisition of Susan Burrowes, a $1.26 million Regulation D offering to accredited investors was accomplished whereby the investors acquired shares of the Company's common stock at a price of $0.25 per share. On July 23, 1997, the Company raised an additional $880,000, net of offering expenses, via a Regulation D private placement of $1,100,000 of 6% convertible notes to accredited investors.

Net cash used in operating activities was $1,279,714 for fiscal quarter ended August 31, 1997, as compared to net cash used in operating activities of $260,834 for the first quarter of 1997. The increase in cash used in operating activities was primarily attributable to the working capital requirements of Susan Burrowes.

Subsequent to the end of the first quarter the Company completed a private placement under Regulation D of $1.6 million of 6% convertible notes due August 1999. The notes are convertible into Common Stock at a conversion price of 83% of the average five day closing bid price for the Company's Common Stock during the five days preceding the date of conversion.

In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally equity financing and private and bank indebtedness. The Company believes that as a result of financings completed since May 31, 1997, recent cost reductions, and anticipated growth in revenues during the remainder of the fiscal year, cash flow from operations and bank financing will be sufficient to fund its working capital needs. In addition, the Company may seek external sources of capital to fund expansion and future acquisitions. However, there are no assurances that such capital will be available at the times or in the amounts needed by the Company.

                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 22, 1996, the Company and Sierra Fixture and Design were named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The Company and its attorneys retained with respect to such proceeding believe the action to be frivolous and without merit and are defending such proceeding. The suit was filed in the Superior Court of the State of California and the plaintiff is seeking undisclosed compensatory and punitive damages as well as attorney fees.

The Company is involved from time to time in litigation incidental to the conduct of its business. The Company does not believe that any such litigation currently pending will have a materially adverse effect on its financial condition or results of its operations.

ITEM 2 - CHANGES IN SECURITIES

Following is certain information regarding the issuance of the Company's securities during the three months ended August 31, 1997, other than securities issued under Regulation S and securities which are registered under the Securities Act of 1933.

In June 1997 the Company issued 200,000 shares of Common Stock to Barbara Weinstock in exchange for the outstanding shares of Susan Burrowes, Ltd., which was acquired by the Company in June 1997. In connection with the acquisition, the Company also issued 200,000 shares to Susan Weinstock and 100,000 shares to Robert Weinstock. These shares, which vest over three years, were issued in reliance upon Section 4(2) of the Securities Act of 1933.

In June 1997 the Company agreed to issue 1,500,000 shares to Kathryn Van Ness, the Company's Chief Executive Officer, in connection with the employment of Ms. Van Ness as the Company's Chief Executive Officer for a period of three years. This transaction is being made in reliance upon Section 4(2) of the Securities Act of 1933. The stock grant vests in three equal annual installments, commencing June 1998, subject to the continued employment of Ms. Van Ness.

In June 1997 the Company agreed to issue 250,000 shares of Common Stock to Christopher Ebert, the Company's former Chief Financial Officer, in exchange for the surrender of 250,000 incentive stock options and a cash payment of $.06 per share. In September 1997 the parties amended this agreement to provide for the cancellation of the earlier agreements and the issuance of 100,000 shares of Common Stock at $.06 per share. These transactions were made in reliance upon
Section 4(2) of the Securities Act of 1933.

In June 1997 the Company completed a private placement of 5,040,000 shares of its Common Stock at $.25 per share to a group of accredited investors for $1.26 million in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

In July 1997 the Company completed a private placement of 100,000 shares of its Common Stock at $.50 per share to a group of accredited investors in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

In July 1997 the Company completed a private placement of $1.1 million of its 6% Convertible Note to a single accredited investor in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. The Note bears interest at the rate of 6%, payable quarterly, with principal due in June 1999. The Note is convertible into shares of Common Stock at a conversion price equal to 83% of the closing bid price of the Common Stock during the five days preceding conversion.

In September 1997 the Company issued $1.6 million of its 6% Convertible Notes to two accredited investors in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. The terms of the September 1997 financing, including conversion, are identical to the July 1997, except that the maturity date of the Notes issued in September 1997 is July 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the first quarter of the fiscal year.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1  Financial Data Schedule

(b) Reports on Form 8-K

    The Company submitted Form 8-K on June 27, 1997, and July 14, 1997 announcing the acquisitions of Susan Burrowes and the presentation of audited financial statements.

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

         AMERICAN CINEMASTORES, INC.



         By: /s/ KATHRYN VAN NESS                October 15, 1997
             --------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,
               and Chief Accounting Officer