Form 10QSB
period 1997-11-30
APPAREL TECHNOLOGIES INC
filed 1998-01-20
CIK 908338

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended November 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________.

     Commission File Number 0-23138

                               APPAREL TECHNOLOGIES, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                                  95-4374952
--------------------------------                          ---------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


     2300 South Eastern Avenue
      City of Commerce, California                               90040
-------------------------------------                     --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 213-725-4955
                                                    ------------

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
     -----              -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     CLASS                                       OUTSTANDING AT JANUARY 12, 1998

  Common Stock, par value                                  20,642,387
     $ .001

                    APPAREL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          QUARTER ENDED NOVEMBER 30, 1997

                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

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

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-------------------------------------------------------------------------------

                                                    May 31,        November 30,
                                                     1997              1997
-------------------------------------------------------------------------------
Assets


Current Assets
       Cash and cash equivalents                    $155,319     $  183,988
       Accounts receivable, net                      101,645        190,118
       Accounts receivable - factor                     -              -
       Notes receivable                              300,000         75,000
       Inventory                                      28,180        257,794
       Prepaid and other                                -           111,625

       Total current assets                          585,144        818,525

------------------------------------------------------------------------------

Property and equipment
       Office furnishings and equipment              181,655        158,178
       Machinery and equipment                          -           542,472
       Computer hardware and software                   -           251,321
       Automobiles                                    17,326         28,180
       Leasehold improvements                           -            22,309
-------------------------------------------------------------------------------
                                                     198,981      1,002,460
Less accumulated depreciation
  and amortization                                   114,622        306,100
-------------------------------------------------------------------------------
Property and equipment, net                           84,359        696,360
-------------------------------------------------------------------------------
Deposits                                               1,750         53,900
Goodwill - net of amortization                       265,840      2,078,029
Deferred acquisition costs                            10,000           -
Deferred Loan Fees - net of amortization                -           329,930
-------------------------------------------------------------------------------
Total assets                                        $947,093     $3,976,744
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-------------------------------------------------------------------------------

                                                    May 31,        November 30,
                                                     1997              1997
-------------------------------------------------------------------------------
Liability and Stockholders' Equity (Deficit)
Current liabilities
     Accounts payable and
       accrued expenses                          $   353,576      $  1,979,959
     Loan Payable (Note 4)                           150,267             -
     Convertible Debt (Note 5)                       200,000             -
     Short-term portion of capital lease                -                -
-------------------------------------------------------------------------------
Total current liabilities                            703,843         1,979,959

Long-term portion of equipment lease                    -               61,081
Convertible Debt (Note 5)                               -            2,700,000

Total liabilities                                    703,843         4,741,040

Commitments and contingencies (Note 2)
-------------------------------------------------------------------------------
Stockholders' Equity (Deficit) (Note 1)

     Preferred stock: $.01 par value
     5,000,000 shares authorized,
     none issued.                                       -                -

     Common stock: $.001 par value
     30,000,000 shares authorized,
     8,251,054 issued and outstanding
     at May 31, 1997, and 19,024,387
     issued and outstanding at
     November 30, 1997
     Additional paid-in capital                        8,251            19,024
     Accumulated deficit                           8,593,211        10,654,426
                                                  (8,358,212)      (11,437,746)
-------------------------------------------------------------------------------
Total stockholders' equity (deficit)                 243,250          (764,296)
-------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity (deficit)                  $  947,093      $  3,976,744
-------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)

                                          Three Months Ended                 Six Months Ended
                                      ---------------------------       ----------------------------
                                      November 30,   November 30,       November 30,    November 30,
                                         1997           1996                1997            1996
Sales                                    446,738        645,393          1,399,558       1,049,688

Cost of sales                            390,452        331,774            936,123         531,283

Gross profit                              56,286        313,619            463,435         518,405

Selling, general and
administrative expenses                1,806,708        392,016          2,760,206         901,411
--------------------------------------------------------------------------------------------------
Operating loss                         1,750,422         78,397          2,296,771         383,006
--------------------------------------------------------------------------------------------------
Other income (expense)
  Interest income (expense)             (518,271)        11,015           (782,763)         19,552
--------------------------------------------------------------------------------------------------
Net loss                               2,268,693         67,382          3,079,534         363,454
--------------------------------------------------------------------------------------------------
Net loss per common share                  (0.12)         (0.01)             (0.19)          (0.05)

Weighted average common shares
  outstanding                         19,024,387      6,909,305         16,289,942       6,900,971

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                 Six  Months       Six Months
                                                    Ended             Ended
                                                 November 30,     November 30,
                                                     1997              1996

-------------------------------------------------------------------------------
Cash flows from operating activities
      Net loss                                  $(3,079,534)     $ (363,454)
      Adjustments to reconcile net
           loss to net cash used
           in operating activities
      Depreciation and amortization                 105,465          21,140
      Non-cash interest expense                     553,500
      Non-cash compensation expense                  75,021
      Increase (decrease) from changes in:
           Accounts receivable                      162,787        (226,569)
           Inventory                                170,412        (337,349)
           Prepaids and other                       (40,434)         20,950
           Accounts payable and accrued            (281,778)        323,853
                expenses                                            (65,702)

--------------------------------------------------------------------------------
Net cash used in operating activities             (2,334,561)      (617,600)
--------------------------------------------------------------------------------
Cash flow from investing activities
       Investment in marketable securities                          359,934
       Acquisition of property and equipment         (88,661)       (69,010)
       Deferred acquisition costs                    (41,500)      (135,127)
       Forgiveness of note receivable                (50,080)
       Note receivable                               225,000         (7,448)
       Acquisition of net assets of Cactus           (20,000)

--------------------------------------------------------------------------------
Net cash provided by investing activities             24,759        148,349

--------------------------------------------------------------------------------

Cash flow from financing activities
       Payment of bank loan payable                  (91,987)
       Payment of loan from stockholder              (70,000)
       Net proceeds from convertible debt          2,277,535
       Payments capital lease                        (18,141)
       Net proceeds from placement of Common
           Stock                                   1,035,000
       Payment of advance from factor               (793,936)
       Loan from stockholder                            -            100,000
       Proceeds from issuance of preferred stock                     430,374

--------------------------------------------------------------------------------
Net cash provided by financing activities          2,338,471         530,374

Net increase (decrease) in cash                       28,669          61,123
Cash and cash equivalents
   at beginning of period                            155,319         113,997

Cash and cash equivalents at end of period           183,988        $175,120

--------------------------------------------------------------------------------
     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In connection with the acquisition of Susan Burrowes, Ltd. in June 1997, the Company received assets of approximately $814,000 and assumed liabilities of approximately $2,303,000 in exchange for the issuance of 200,000 shares of its common stock, with a fair market value of $0.58 per share, and cancellation of a $50,000 note receivable.

In June 1997, the Company issued 5,333,333 shares of its common stock to the holder of a $200,000 convertible note. The conversion occurred at 60% of the closing bid price at the time of the conversion, or $0.04, as prescribed by the note agreement.

In addition to the cash paid in the acquisition of Cactus, the Company issued 40,000 restricted shares of common stock to the former owner of Cactus.

                     APPAREL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT AND PRESENTATION AND ORGANIZATION

The accompanying consolidated financial statements include the accounts of Apparel Technologies, Inc., a Delaware corporation (the "Company") and its subsidiaries. Until November 10, 1997 the Company's name was American CinemaStores Inc. All significant intercompany transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and six months ended November 30, 1997.

                             APPAREL TECHNOLOGIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CAPITAL TRANSACTIONS

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd. in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,000 note owed to Susan Burrowes by the shareholder (see Note 3).

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of 5,040,000 shares of its common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. The proceeds totaling $985,000, net of offering expenses, was used for working capital for Susan Burrowes.

On July 23, 1997, the Company raised $880,000, net of offering expenses, via a Regulation D private placement of a convertible debenture in the principal amount of $1,100,000 to a single accredited investor for use as working capital for the Company. The debentures bear interest at the rate of 6% per
annum, and the principal amount is due and payable in June 1999.   The
investor is entitled to convert the debenture into shares of common stock at a rate of 83% of the five day average closing bid price of the Company's Common Stock at the time of conversion, subject to adjustment.

On September 4, 1997, the Company raised $1,400,000, net of offering expenses, via a Regulation D private placement of convertible debentures in the principal amount of $1,600,000 to two accredited investors for use as working capital for the Company. The debentures bear interest at the rate of 6% per annum, and the principal amount is due and payable in July 1999. The investors are entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price of the Company's Common Stock immediately prior to conversion.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Susan Burrowes, Ltd. (see Note 3), the Company relocated its corporate facilities to the Susan Burrowes location. At this facility, the Company currently leases approximately 62,000 square feet of office and manufacturing space in Commerce, California. As of November 30, 1997, there are 15 months remaining on the lease; three months of which will require a monthly lease payment of $19,596 and twelve months of a monthly lease payment of $20,208. The lease expires on February 8, 1999. Additionally, as a result of the Susan Burrowes acquisition, during the periods ended November 30, 1997, the Company leased an apparel showroom in New York City for $90,000 per year.

The Company entered into employment agreements with two of its officers, Mr. Natale and Mr. Ebert, which were effective on March 15, 1997 and were for a term of two years. The agreements provided for aggregate base salaries of $125,000 and $110,000 per year to be paid to the officers, respectively. The agreements also provide for the officers to receive perquisites including the use of an automobile and life insurance. On June 15, 1997, Mr. Natale resigned as an officer and director of the Company whereby the Company must pay 10.5 months of severance accrued for as of May 31, 1997. On September 26, 1997, Mr. Ebert resigned as an officer and director of the Company to be effective October 15, 1997, whereby the Company must pay between 2.5-7.5 months as severance consideration, up to $75,000. Amounts related to these agreements have been accrued in the Company's current financial statements.

The Company entered into an employment agreement with its Chief Executive Officer for a term of three years. Under the agreement this individual will receive an annual salary of $200,000 plus annual increases, and incentive compensation as defined within the agreement. In addition, the individual will receive 1,500,000 shares of Common Stock which will vest equally over the term of the agreement, and an option to purchase 750,000 shares of Common Stock at a purchase price of $.25, exercisable over a period of 10 years.
The fair value of these securities has been recorded as deferred compensation and is being amortized into income in accordance with the securities' vesting schedules.

NOTE 3.  ACQUISITIONS

SUSAN BURROWES ACQUISITION

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd., which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes and forgiveness of a $50,080 note owed to Susan Burrowes by the shareholder. In conjunction with the acquisition, the Company recorded $2,002,000 of goodwill which will be amortized on a straight-line basis over 15 years.

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. The net proceeds of this offering were used for working capital for Susan Burrowes.

Condensed unaudited pro forma results of the operations of the Company, Susan Burrowes, Ltd. and Cactus Europe as if the respective purchases occurred at the beginning of the six months and quarters ended November 30, 1997 and 1996 are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed as of those dates or any results that may occur in the future.

                                      Unaudited
                                    -------------

Quarter ended November 30                   1997             1996
                                           ------           ------

Revenues                                  $   643,738       $4,070,310
Net loss                                   (2,291,114)        (523,007)
Net loss per share                        $     (0.12)      $    (0.04)

Six months ended November 30                 1997             1996
                                            ------           ------

Revenues                                   $2,172,832       $8,286,521
Net loss                                   (3,146,452)        (942,204)
Net loss per share                         $    (0.18)      $    (0.08)


Per share data adjustments are reflected pursuant to the issuance of common stock.

DIGITAL GROUP ACQUISITION

In September 1997, the Company created a wholly owned subsidiary, Digital Group, Inc. ("DGI"), to engage in the development and commercial exploitation of digital print technology for apparel and sewn products, and it acquired certain proprietary rights from its founders relating to digital print technology. In connection with the acquisition of this technology the Company entered into Employment Agreements with the three founders of DGI whereby they are to receive options to acquire an aggregate of 800,000 shares of the Company's Common Stock exercisable at prices between $1.25 - $15.00 per share. The options vest over a period of three years and are subject to the continued employment of the founders.

ACQUISITION OF CACTUS EUROPE

On November 25, 1997, the Company, through its wholly owned French subsidiary, completed the acquisition of all of the assets of Cactus Europe, a French corporation ("Cactus"), pursuant to an Asset Purchase Agreement dated November 25, 1997, by and among the Company, Cactus and James Tick, the sole shareholder of Cactus ("Tick"). Cactus is principally engaged in the business of providing digital production of designs on fabric, with its executive offices and production facilities in Paris, France.

Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the assets of Cactus and assumed substantially all of its liabilities, estimated at approximately $550,000. As additional consideration for the acquisition, the Company issued 40,000 restricted shares of its Common Stock to Tick and made a cash payment of $20,000. In addition, pursuant to employment agreements entered into on the Closing Date, Tick has agreed to be employed by the Company for three years for additional cash and equity compensation. In conjunction with the acquisition, the Company recorded $767,920 of goodwill which will be amortized on a straight-line basis over 15 years.

NOTE 4.  LOAN PAYABLE

On October 27, 1996, the Company's former president loaned the Company $100,000 to be repaid to him within one year. On June 12, 1997, the note was completely repaid.

NOTE 5.  CONVERTIBLE DEBT

Monument Trust Company loaned $200,000 to the Company on March 28, 1997 in exchange for a promissory note. The terms of the promissory note stated that the note would bear interest at a rate of 12% per annum and was due and payable on April 15, 1997. In the event that the note was not paid by the due date, the principal and accrued interest automatically converted into a 4% Cumulative Convertible Debenture of the Company (the "Debenture"). The note was not repaid on April 15, 1997 and the Debenture was issued by the Company. The Debenture provided for a conversion price of the lesser of the bid price of the Common Stock on the date of issuance of the Note or 60% of the bid price on the date of conversion. The Debenture was fully converted into 5,333,333 shares of Common Stock under this agreement in June 1997 at a conversion price of $.0375, which was 60% of the closing bid price on the date of conversion.

During fiscal 1997, the Company recorded $133,333 in deferred interest on the convertible debt and fully amortized that amount into interest expense. The deferred interest is the result of the implied yield provided by the 60% conversion feature. The amount was amortized over the period from the issuance date through the date that the debt first became convertible into common stock.

During July 1997, the Company raised $880,000, net of expenses, via a Regulation D private placement of a convertible debenture to a single accredited investor for use as working capital for the Company. The debenture is in the original principal amount of $1,100,000, and accrues interest at the rate of 6% per annum, payable quarterly. The entire principal amount is due and payable in 1999. The investor is entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price immediately prior to conversion, subject to adjustment.

During the quarter ended August 31, 1997, the Company recorded $225,500 in non-cash interest expense on the debt. The interest was the result of the implied yield provided by the 83% conversion feature and was recognized in full as the debt was convertible upon issuance.

During September 1997, the Company raised $1,400,000, net of expenses, via a Regulation D private placement of convertible debentures to two accredited investors for use as working capital for the Company. The debenture is in the original principal amount of $1,600,000, and accrues interest at the rate of 6% per annum, payable quarterly. The entire principal amount is due and payable in 1999. The investor is entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price immediately prior to conversion, subject to adjustment.

During the quarter ended November 30, 1997, the Company recorded $328,000 in non-cash interest expense on the debt. The interest was the result of the implied yield provided by the 83% conversion feature and was recognized in full as the debt was convertible upon issuance.

NOTE 6.  SUBSEQUENT EVENTS

AGREEMENT WITH FACTOR

During the year, the Company terminated its agreement with its existing factor and entered into an agreement with a different factor whereby funds are advanced on 85% of accounts receivable. The Company normally sells accounts receivable to the factor without recourse. The factor charges a fee of 0.85% when the factored balance is below $10,000,000 and reduces this fee to 0.75% when the balance exceeds $10,000,000. For accounts which bear payment terms in excess of 60 days, the factoring fee will be increased by 0.25% for each 30 days or part thereof that the stated terms exceed sixty days. Interest is charged at a rate of 1.5% plus "Prime" of the daily balance, and 3.0% plus "Prime" on all balances which are in default.

As part of the financing from the factor, the Company negotiated a $700,000 line of credit over the 85% advance rate on accounts receivable, with interest payable at a rate of 1.5% plus "Prime" of the daily balance. The factor, to the extent of any financing provided, holds a security interest in all receivables and inventory of the Company.

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

The following discussion provides an analysis of the Company's results of operations as of and for the three and six months ended November 30, 1997, compared to the corresponding periods in the prior fiscal year. This discussion is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements contained elsewhere in this report.

DEVELOPMENT OF BUSINESS

The former business of the Company involved the operation of retail "mini-stores" which sold movie related merchandise in lobbies of movie theaters. In 1994 the Company opened temporary mini-stores offering similar merchandise in malls. In 1995 the Company established the business of Sierra Fixture & Design, Inc. ("Sierra"), which is engaged in the business of the design, manufacturing and installation of high quality retail fixtures and freestanding kiosks utilized in shopping malls and retail establishments nationally.

In 1995 the Company concluded that the retail cinema store business was not economically viable and discontinued this business in 1996. In 1996, the Company determined to embark upon a restructuring of the Company through strategic acquisitions of businesses.

On June 12, 1997, the Company acquired Susan Burrowes, Ltd., which has been engaged in the design, manufacturing and distribution of missy and women's career apparel since 1978. Their labels include Susan Burrowes(TM), Just Clothes(TM), Laura Keefer(TM) and Independence(TM). The Company subsequently relocated its corporate headquarters to the 62,000 square foot Susan Burrowes facility in Commerce, California.

Under a new management team headed by Kathryn Van Ness, the Company's President and Chief Executive Officer since June 23, 1997, the Company made a strategic decision to establish the Company as the leader in digitally integrated print production and digital print technology in the apparel and sewn products industries. To implement this strategy the Company formed Digital Group, Inc. ("DGI"), a wholly owned subsidiary, and acquired proprietary and patent pending technology and know-how relating to digital printing on fabrics.

The proprietary digital printing technology allows apparel manufacturers to complete the full cycle of design, manufacture and distribution of high quality apparel and fabric products in less than 30 days, versus the normal cycle of 90-150 days. This digital printing process also permits inventory to be replenished on demand, with turnaround in less than 24 hours. Unlike standard color-dye processes, which require dyeing material before cutting fabrics, digital printing is done on only white unsewn garment parts. As a result, excess fabric and production time is reduced, allowing retailers and manufacturers to limit inventory requirements and speeding to the marketplace those items which consumers are purchasing. The "quick response" and "on demand" production allow manufacturers of textile goods to more effectively respond to changing consumer markets and to reduce millions of dollars of inventory writedowns through more effective control of inventory.

On November 25, 1997 the Company concluded the acquisition of the operations of Cactus Europe, a French corporation ("Cactus"). Cactus is principally engaged in the business of providing digital production of designs on fabric, with its executive offices and production facilities in Paris, France. In January 1998 the Company commenced digital print production operations on fabric at its Commerce, California facility.

RESULTS OF OPERATIONS

For the three months ended November 30, 1997, the Company incurred a net loss of $2,269,000, or $.12 per share, on revenues of $447,000, as compared to a net loss of $67,000, or $.01 per share, on revenues of $645,000 in the comparable three month period in the prior year. For the six months ended November 30, 1997, the Company incurred a net loss of $3,080,000, or $.19 per share, on revenues of $1,400,000, as compared to a net loss of $363,000, or $.05 per share, on revenues of $1,050,000 in the comparable six month period in the prior year.

Revenues for the three month period ending November 30, 1997 decreased by $198,000, or 30.8%, compared to the prior comparable period, primarily as a result of a decrease in sales of Sierra and Just Jackets operations offset by the inclusion of revenues from Susan Burrowes. Revenues for the six month period ending November 30, 1997, increased by $349,000, or 33%, from the corresponding period in the prior year primarily as a result of the inclusion of revenues from Susan Burrowes in the first two quarters of fiscal 1998.

During the three and six month periods ended November 30, 1997, gross profit decreased from $314,000 to $56,000, or 82.1%, in the three month period, and from $518,000 to $463,000, or 10.6%, in the six month period. For the three and six-months ended November 30, 1997 gross profit decreased when compared to the prior comparable periods as a result of an increase in discounts, returns and allowances recognized in the quarter ended November 30, 1997, which relate primarily to merchandise shipped in the prior fiscal year. Gross margins for the three and six months ended November 30, 1997 were 12.6% and 33.1%, respectively compared to gross margins for the three and six-months end November 30, 1996 of 48.6% and 49.4%, respectively.

Selling, general and administrative expenses for the three and six months ended November 30, 1997, increased by $1,415,000 and $1,859,000, respectively, reflecting non-capitalized acquisition costs and fees associated with the acquisition of Susan Burrowes and Cactus, the establishment of digital printing operations in the U.S. and France, and expenses associated with the Susan Burrowes operations.

The increase in interest expense during the three and six month periods ended November 30, 1997, is primarily the result of non-cash interest charges related to the discounted conversion rate on convertible debt described in
Note 5, and interest paid by Susan Burrowes.

The Company anticipates that revenues during the remainder of fiscal 1998 will increase from levels reported for the quarter ended November 30, 1997, as a result of the commencement of digital print production operations in Commerce, California and New York City in the third quarter of fiscal 1998, the acquisition of the digital printing operations acquired in Paris, France in November 1997, and anticipated shipments of orders from the Sierra division. However, the Company does not anticipate achieving previously projected revenue levels of $18 million for fiscal 1998. This is primarily a result of the Company's decision to limit the focus of the Susan Burrowes division to higher margin production and to redeploy assets from lower margin apparel production previously engaged in by Susan Burrowes to the digital printing operations in Los Angeles, New York and Paris. Further, primarily as a result in the delay of the commencement of digital printing operations, the Company does not expect to achieve profitability during the year ended May 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

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

In September 1997 the Company completed a private placement under Regulation D of $1.6 million of 6% convertible notes due August 1999. The notes are convertible into Common Stock at a conversion price of 83% of the average five day closing bid price for the Company's Common Stock during the five days preceding the date of conversion, subject to adjustment.

The Company has utilized the money raised on June 12, July 23, and September 4, 1997 from Regulation D private placements to accredited investors for its working capital requirements. The Company is now devoting its resources to develop and expand the operations of DGI.

Subsequent to the end of the November 30, 1997 quarter the Company established a $700,000 credit facility with Heller Financial Corp. For further information regarding the terms of this financing, see Note 6 to the Company's Consolidated Financial Statements contained elsewhere in this report.

In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally equity financing and private and bank indebtedness. The Company believes that cash flow from operations and bank financing, although sufficient to maintain current levels of operations, will not be sufficient to allow the Company to continue to expand its digital printing production operations. Accordingly, the Company intends to seek debt and/or equity funding to support its expansion. Although the Company has received commitments for up to $5 million in external financing, which financing is subject to certain conditions, and intends to seek alternative sources of financing, there are no assurances that such capital will be available at the times or in the amounts needed by the Company.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In July 1996, the Company and Sierra were named by a former vendor in a lawsuit alleging infringement on proprietary technology and trade secrets. The suit was filed in the Superior Court of the State of California and the plaintiff was seeking undisclosed compensatory and punitive damages as well as attorney fees. Following a jury trial in November 1997, verdicts were entered in favor of the Company and Sierra terminating the proceeding.

ITEM 2 - CHANGES IN SECURITIES

Following is certain information regarding the issuance of the Company's securities during the three months ended November 30, 1997, other than securities issued under Regulation S and securities which are registered under the Securities Act of 1933.

In September 1997 the Company completed a private placement of $1.6 million of its 6% Convertible Note to two accredited investors in reliance upon Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. The Notes bear interest at the rate of 6%, payable quarterly, with principal due in July 1999. The Note is convertible into shares of Common Stock at a conversion price equal to 83% of the closing bid price of the Common Stock during the five days preceding conversion, subject to adjustment.

In June 1997, the Company agreed to issue to Christopher Ebert, the Company's former chief financial officer, 250,000 shares of its Common Stock at the price of $.06 per share, which shares were not issued. Pursuant to a severance agreement entered into with Mr. Ebert in September 1997, the Company agreed to issue 100,000 shares to Mr. Ebert at $.06 per share, and Mr. Ebert agreed to relinquish his right to the additional 150,000 shares.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on November 6, 1997. At the Annual Meeting the Company's four nominees for director, Kathryn Van Ness, William P. Conlin, Samuel S. Guzik and C. Douglas Plank, were elected to serve as directors until the next annual meeting.

In addition, at the Annual Meeting the Company's shareholders approved an amendment to the Company's Certificate of Incorporation changing the corporation's name from "American CinemaStores Inc." to "Apparel Technologies, Inc," with all 10,086,409 shares at the meeting voting in favor of the proposed amendment.

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K dated December 9, 1997, regarding the acquisition of the operations of Cactus Europe.

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          APPAREL TECHNOLOGIES, INC.


          By: /s/ KATHRYN VAN NESS                          January 19 , 1998
              ---------------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,


          By: /s/BARRY HALL                                 January 19, 1998
              --------------------------------
              Barry Hall,
              Chief Financial Officer