Form 10KSB/A
period 1997-05-31
APPAREL TECHNOLOGIES INC
filed 1998-02-02
CIK 908338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                 FORM 10-KSB/A

                  AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Apparel Technologies, Inc., which was formerly known as American CinemaStores, Inc. (the "Company"), designs, manufactures, and markets under two wholly owned subsidiaries, Sierra Fixture & Design, Inc., ("Sierra") and Just Jackets, Inc., ("Just Jackets"). The Company's business under the Sierra brand includes products that target shopping centers, major retailers, multi-site operations, smaller retailers, and commercial offices. The Company believes Sierra is one of the few companies that designs and develops a total interior functional product. Just Jackets designs and manufactures jackets targeting specialty retailers and the advertising industry. Just Jackets adds value to the jackets by adding logos of the advertisers or other customers, creating a unique marketing tool.

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

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          APPAREL TECHNOLOGIES, INC.

                                President and Director
                                  (Principal Executive
     /s/ KATHRYN VAN NESS         Officer, Principal
------------------------------    Financial Officer and      January 29, 1998
       Kathryn Van Ness           Principal Accounting
                                  Officer)

                                Chief Financial Officer
        /s/ BARRY HALL            (Principal Financial
------------------------------    Officer and Principal      January 29, 1998
          Barry Hall              Accounting Officer)

     /s/ SAMUEL S. GUZIK
------------------------------  Director                     January 29, 1998
       Samuel S. Guzik

     /s/ C. DOUGLAS PLANK
------------------------------  Director                     January 29, 1998
       C. Douglas Plank

    /s/ WILLIAM P. CONLIN
------------------------------  Director                     January 29, 1998
      William P. Conlin

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's note receivable and convertible debt, which approximate the carrying value of each Security on the balance sheet, is estimated based upon the quoted market price for the same or similar financial instruments issued, or on the current rates offered to the Company for financial instruments of the same remaining maturities.

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

    In conjunction with private placements of Company securities, the Company granted 420,000 warrants to the placement agent. These warrants are exercisable at $2.00 per share and must be registered by the Company within 60 days of demand by the placement agent. If the warrants are still unregistered after this 60 day registration period, the exercise price of the warrants will be reduced by $0.05 per share for each 30 days beyond the aforementioned registration period. The warrants have a term of five years. The fair value of the warrants have been netted against the proceeds raised on the private placements of securities.

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

NOTE 5. DISCONTINUED OPERATIONS

    During November, 1995, the Company decided to terminate all of its retail operations by the end of the fiscal year, May 31, 1996. This includes both theatre lobby mini-stores as well as the mini-stores in regional malls. This decision is the result of the retail operation's continued lack of profitability. The regional mall stores remained open through the Christmas season. The Company considers the fixed assets associated with the retail operation impaired and therefore these fixed assets were written off during the fiscal year ended 1996. The loss on disposal of the fixed assets written off in connection with the discontinuation of retail operations amounts to $450,139, and is included in the loss from discontinued

                          AMERICAN CINEMASTORES, INC.

NOTE 5. DISCONTINUED OPERATIONS (CONTINUED) operations of $841,190 for the twelve months ended May 31, 1996. The Company maintained physical ownership of these assets and was seeking to dispose of them in a manner beneficial to the Company at May 31, 1996. The Company maintained physical ownership of these assets at May 31, 1996, and disposed of them during the current year resulting in immaterial net proceeds to the Company.

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

                          AMERICAN CINEMASTORES, INC.

            AMERICAN CINEMASTORES, INC. AND SUSAN BURROWES, LIMITED
                  PRO FORMA CONDENSED COMBINED BALANCE SHEETS
                       FOR THE PERIOD ENDED MAY 31, 1997
                   AMERICAN CINEMASTORES, INC. (AUDITED) AND
                        SUSAN BURROWES, LTD. (UNAUDITED)

                                       ASSETS

                                                            SUSAN       COMBINED     PRO FORMA         PRO FORMA
                                                          BURROWES     -----------  ADJUSTMENTS        COMBINED
                                            AMERICAN     -----------   (UNAUDITED)  -----------       -----------
                                          CINEMASTORES   (UNAUDITED)                (UNAUDITED)       (UNAUDITED)
                                          ------------
Current Assets
  Cash and equivalents..................  $    155,319   $     3,656   $   158,975  $   983,500(3)    $ 1,142,475
  Accounts receivable (net).............       101,645       103,808       205,453                        205,453
  Notes receivable......................       300,000        50,080       350,080      (50,080)(4)       300,000
  Inventory (net).......................        28,180       295,392       323,572                        323,572
  Prepaid and other.....................       --             94,493        94,493                         94,493
                                          ------------   -----------   -----------  -----------       -----------
Total current assets....................       585,144       547,429     1,132,573      933,420         2,065,993
Property, plant and equipment (net).....        84,359       289,599       373,958                        373,958
Goodwill................................       265,840       --            265,840    1,718,797(5)      1,984,637
Other assets............................        11,750        28,847        40,597                         40,597
                                          ------------   -----------   -----------  -----------       -----------
Total assets............................  $    947,093   $   865,875   $ 1,812,968  $ 2,652,217       $ 4,465,185
                                          ------------   -----------   -----------  -----------       -----------
                                          ------------   -----------   -----------  -----------       -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable......................  $    147,782   $ 1,392,847   $ 1,540,629                    $ 1,540,629
  Accrued liabilities...................       205,794       104,903       310,697                        310,697
  Notes payable.........................       150,267        11,720       161,987                        161,987
  Convertible debt......................       200,000                     200,000      --                200,000
  Due to factor.........................                     909,122       909,122                        909,122
                                          ------------   -----------   -----------  -----------       -----------
Total current liabilities...............       703,843     2,418,592     3,122,435                      3,122,435
Stockholders' equity
  Preferred stock.......................       --            --            --
  Common Stock..........................         8,251        25,000        33,251      (19,800)(6)        13,451
  Additional paid in capital............     8,593,211       --          8,593,211    1,094,300(7)      9,687,511
  Retained earnings (deficit)...........    (8,358,212)   (1,577,717)   (9,935,929)   1,577,717(8)     (8,358,212)
                                          ------------   -----------   -----------  -----------       -----------
Total stockholders' equity..............       243,250    (1,552,717)   (1,309,467)   2,652,217         1,342,750
                                          ------------   -----------   -----------  -----------       -----------
Total liabilities and stockholders'
  equity................................  $    947,093   $   865,875   $ 1,812,968  $ 2,652,217       $ 4,465,185
                                          ------------   -----------   -----------  -----------       -----------
                                          ------------   -----------   -----------  -----------       -----------

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
                        SUSAN BURROWES, LTD. (UNAUDITED)

                                                            SUSAN      COMBINED     PRO FORMA         PRO FORMA
                                                          BURROWES    -----------  ADJUSTMENTS        COMBINED
                                            AMERICAN     -----------  (UNAUDITED)  -----------       -----------
                                          CINEMASTORES   (UNAUDITED)               (UNAUDITED)       (UNAUDITED)
                                          ------------
Net Sales...............................  $  1,675,350   $12,188,000  $13,863,350  $   --            $13,863,350
Cost of Sales...........................     1,072,509     8,501,000    9,573,509                      9,573,509
                                          ------------   -----------  -----------  -----------       -----------
Gross Profit............................       602,841     3,687,000    4,289,841                      4,289,841
Selling, general and administrative
  expenses..............................     2,182,040     4,128,000    6,310,040      115,000(9)      6,425,040
                                          ------------   -----------  -----------  -----------       -----------
Income (loss) from operations...........    (1,579,199)     (441,000)  (2,020,199)    (115,000)       (2,135,199)
Other expense (income)..................       112,381       380,000      492,381                        492,381
                                          ------------   -----------  -----------  -----------       -----------
Net income (loss):
  From operations.......................    (1,691,580)     (821,000)  (2,512,580)    (115,000)       (2,627,580)
                                          ------------   -----------  -----------  -----------       -----------
Dividends to preferred shareholder......       512,633                    512,633                        512,633
                                          ------------   -----------  -----------  -----------       -----------
Net loss allocable to common
  shareholders..........................  $  2,204,213      (821,000) $(3,025,213) $  (115,000)      $(3,140,213)
                                          ------------   -----------  -----------  -----------       -----------
Net loss per share......................  $      (0.30)                                              $     (0.27)
Weighted average common shares
  outstanding...........................     7,314,943                                                11,514,943

   See Accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

                          NOTES TO UNAUDITED PRO FORMA

NOTE 6 SUBSEQUENT EVENTS (CONTINUED)

    1. BASIS OF PRESENTATION. The pro forma condensed combined historical financial statements are based on the assumptions that (a) the acquisition of Susan Burrowes, Ltd. ("SBL") was effected by American CinemaStores, Inc. ("Company") in exchange for 200,000 shares of the Company's common stock to the shareholder of SBL and forgiveness of a $50,080 note owed to SBL by the shareholder and (b) the Company raised $983,500 from the Regulation D private placement of 5 million shares of common stock to provide working capital to SBL.

    2. FEDERAL INCOME TAX STATUS. The Stockholder of SBL had elected under Subchapter S of the Internal Revenue Code of 1986, as amended, to include the income of SBL as their own for income tax purposes. For pro forma purposes, SBL has been treated as a C-corporation. Considering the consolidated tax loss of the Company, no taxes have been provided for.

    3. CASH AND CASH EQUIVALENTS--PRO FORMA ADJUSTMENT. The increase in cash for the combined company is the result of the Company raising net proceeds of 983,500 for working capital to SBL, as part of the acquisition agreement, via a Regulation D private placement of common stock to accredited shareholders on June 12, 1997.

    4. NOTES RECEIVABLE--PRO FORMA ADJUSTMENT. The note receivable is from the principal shareholder of Susan Burrowes. As part of the consideration for the acquisition, the Company has agreed to not collect on this note and forgive any future payments,

    5. GOODWILL--PRO FORMA ADJUSTMENT. Goodwill will be amortized over a period of 15 years.

    6. COMMON STOCK--PRO FORMA ADJUSTMENT. The amount consists of 200,000 shares issued upon the acquisition, less the elimination of Susan Burrowes' common stock upon consolidation. In addition, the adjustment reflects the issuance of 5 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

    7. ADDITIONAL PAID IN CAPITAL ADJUSTMENT. Accounts for value of the 200,000 shares of common stock issued to the principal of Susan Burrowes at $0.58 per share, its fair value at the date of the closing of the acquisition. In addition, the adjustment reflects the net proceeds associated with issuance of 5 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

    8. RETAINED EARNINGS--PRO FORMA ADJUSTMENT. The amount consist of the elimination of SBL's retained earnings upon consolidation.

    9. SG & A--PRO FORMA ADJUSTMENT. Adjustment to reflect the amortization of goodwill over its 15 year life.

NOTE 7. LOAN PAYABLE

    On October 27, 1996, the Company's former president loaned the Company $100,000 to be repaid to him within one year. The note bears interest at 10% per annum and the interest is payable quarterly. As of May 31, 1997, there is $70,000 remaining to be paid on the note. Subsequent to May 31, 1997, the note has been completely repaid.

    Additionally, the Just Jackets subsidiary maintains an overdraft line with the bank with a $100,000 money market certificate of deposit in the name of the Company held as collateral. As of May 31, 1997, the

                          NOTES TO UNAUDITED PRO FORMA

NOTE 7. LOAN PAYABLE (CONTINUED)
amount of the overdraft was $80,267. Subsequent to May 31, 1997, the Company used the certificate of deposit to repay the overdraft resulting in no money being owed.

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

    Sierra had sales to two customers which represented approximately 36% and 27% of the Company's net sales from continuing operations for the year fiscal 1997. The related accounts receivable from these customers represented 63% and 74% of the accounts receivable at May 31, 1997. Sales to two other customers in fiscal 1996 represented approximately 54% and 24% of the Company's net sales from continuing operations. The related accounts receivable from these customers represented 63% and 11% of the accounts receivable at May 31, 1996. The loss of any of these significant customers would have a material impact upon the financial condition of the Company.

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

NOTE 11. ACQUISITIONS

    On June 19,1996 the Company signed a definitive merger purchase agreement with Just Jackets, Inc. of North Hollywood, California. The merger of Just Jackets was completed on October 24, 1996. Just Jackets revenues were approximately $1.2 million. Just Jackets became a newly formed subsidiary of the Company and the shareholders of Just Jackets received an aggregate of $80,000 in cash and 50,000 of common stock of the Company valued at $0.90 per share, its fair value at the date of the acquisition. The

                          NOTES TO UNAUDITED PRO FORMA

NOTE 11. ACQUISITIONS (CONTINUED)
acquisition was accounted for under the purchase method and the excess purchase price over the fair value of the net assets acquired was recorded as goodwill.

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

NOTE 12. BUSINESS SEGMENTS

    The Company operates in two business segments: Retail Design and Fixtures, and Apparel Design and Manufacturing. Sales, operating income, capital expenditures, and depreciation set forth in the following table exclude the discontinued ACSI segment. Corporate assets included in corporate and eliminations was $962,000 which principally consists of cash and cash equivalents, note receivable, property, and goodwill. The remainder of corporate and eliminations includes amounts to eliminate intercompany accounts receivable. As the Company operated in only one business segment during fiscal 1996, no segment information for that year has been reported below.

BUSINESS SEGMENTS

                                                    RETAIL DESIGN &  APPAREL DESIGN &
                                                       FIXTURES       MANUFACTURING    CORPORATE &
1997                                                   PRODUCTS          PRODUCTS      ELIMINATIONS  CONSOLIDATED
--------------------------------------------------  ---------------  ----------------  ------------  ------------
Sales to Unaffiliated Customers...................      1,081,285          593,503             562     1,675,350
Operating Income..................................       (550,297)        (248,577)       (892,706)   (1,691,580)
Identifiable Assets...............................        116,900          136,970         693,223       947,093
Capital Expenditures..............................         30,000           --              (5,000)       25,000
Depreciation......................................         10,475            3,675          45,685        59,835