Form 10QSB/A
period 1997-08-31
APPAREL TECHNOLOGIES INC
filed 1998-02-02
CIK 908338

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB/A


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended August 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________.

     Commission File Number 0-23138

                             APPAREL TECHNOLOGIES,  INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   95-4374952
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)


     2300 South Eastern Avenue
   CITY OF COMMERCE, CALIFORNIA                           90040
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

Yes  X   No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at October 3, 1997
     -----                                   ------------------------------

   Common Stock, par value                   18,001,387
     $ .001

                    APPAREL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           QUARTER ENDED AUGUST 31, 1997

                            PART I - FINANCIAL INFORMATION
The financial statements included herein have been prepared by Apparel Technologies, Inc. (formerly known as American CinemaStores Inc. (the "Company") without audit, pursuant to the rules of the Securities and Exchange Commission (the "SEC"). As contemplated by the SEC under Rule 310 of Regulation SB, the accompanying financial statements and footnotes have been condensed, and therefore, do not contain all the disclosures required in annual financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB and any amendments thereto for the year ended May 31, 1997, as filed with the SEC.

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-------------------------------------------------------------------
                                                        May 31,      August 31,
                                                         1997       1997
                                                                   Assets
-------------------------------------------------------------------

Current Assets
     Cash and cash equivalents                       $ 155,319      $ 166,825
     Marketable securities                                   -              -
     Accounts receivable, net                          101,645        272,538
     Accounts receivable - factor                            -        154,259
     Notes receivable                                  300,000         75,000
     Inventory                                          28,180        230,084
     Prepaid and other                                       -         64,527

Total current assets                                   585,144        963,223

-------------------------------------------------------------------

Property and equipment
     Office furnishings and equipment                  181,655        156,284
     Machinery and equipment                                 -        342,410
     Computer hardware and software                          -        268,731
     Automobiles                                        17,326         28,179
     Leasehold improvements                                  -         20,164
                                                       198,981        810,208

-------------------------------------------------------------------

Less accumulated depreciation
  and amortization                                     114,622        363,537

-------------------------------------------------------------------
Property and equipment, net                             84,359        452,231

-------------------------------------------------------------------
Deposits                                                 1,750         36,206
Goodwill - net of amortization                         265,840      1,868,863
Deferred acquisition costs                              10,000            834
Deferred loan fees                                        -           230,000

-------------------------------------------------------------------
Total assets                                         $ 947,093    $ 3,551,367

-------------------------------------------------------------------
-------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-------------------------------------------------------------------
                                          May 31,     August 31,
                                           1997         1997
-------------------------------------------------------------------
Liability and Stockholders' Equity

Current liabilities
     Accounts payable and
         accrued expenses                            $ 353,576    $ 1,414,736
     Loan Payable (Note 4)                             150,267              -
     Convertible Debt (Note 5)                         200,000              -
     Short term portion of capital lease                     -         31,910

-------------------------------------------------------------------
Total current liabilities                              703,843      1,446,646

Long term portion of equipment lease                         -         47,312
Convertible Debt (Note 5)                                    -      1,100,000

Total liabilities                                      703,843      2,593,958

Commitments and contingencies  (Note 2)

-------------------------------------------------------------------
Stockholders' Equity (Note 1)

     Preferred stock: $.01 par value

5,000,000 shares authorized,                                 -              -
     none issued
     Common stock: $.001 par value
     30,000,000 shares authorized,
     8,251,054 issued and outstanding
     at May 31, 1997, and 18,924,387                     8,251         18,924
     issued and outstanding at August 31,1997        8,593,211     10,107,538
     Additional paid-in capital                     (8,358,212)    (9,169,053)
     Accumulated deficit

-------------------------------------------------------------------
Total stockholders' equity                             243,250        957,409

-------------------------------------------------------------------
Total liabilities and
   stockholder equity                                $ 947,093     $3,551,367

-------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS
APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)

-------------------------------------------------------------------
                                        Three Months             Three Months
                                            Ended                    Ended






                                    August 31,    August 31,
                                      1996           1997

-------------------------------------------------------------------
Sales                                           $      404,295     $  952,820
Cost of sales                                          199,509        545,671

-------------------------------------------------------------------
Gross profit                                           204,786        407,149

Selling, general and administrative expenses           480,015        953,498

-------------------------------------------------------------------
Operating loss                                        (275,229)      (546,349)

-------------------------------------------------------------------
Other income (expense)
     Interest income (expense)                           8,537       (264,492)
-------------------------------------------------------------------
Net loss                                        $     (266,692)   $  (810,841)

-------------------------------------------------------------------

Net loss per common share                       $        (0.04)       $ (0.06)

Weighted average common shares
     outstanding                                     6,892,638     13,401,387


        SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                    August 31,      August 31,
                                                       1996            1997

-------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                      $  (266,692)   $  (810,841)
     Adjustments to reconcile net loss to net cash
       used in operating activities                      9,327         33,607
     Depreciation and amortization                           -        225,500
     Non-cash interest expense
     Increase (decrease) from changes in:
          Accounts receivable                         (172,731)      (221,344)
          Inventory                                   (144,024)      ( 91,693)
          Prepaids and other                            30,294        (24,358)
          Deferred revenue                             123,549              -
          Accounts payable and accrued expenses        159,443       (622,687)

-------------------------------------------------------------------
Net cash used in operating activities                 (260,834)    (1,279,714)

-------------------------------------------------------------------
Cash flow from investing activities
     Investment in marketable securities               277,217              -
     Acquisition of property and equipment                (749)       (26,620)
     Deferred costs                                    (36,927)          (834)
     Note receivable                                         -        225,000

-------------------------------------------------------------------
Net cash provided by investing activities              239,541        197,546

-------------------------------------------------------------------
Cash flow from financing activities
     Payment of bank loan payable                            -        (91,987)
     Payment of loan from shareholder                        -        (70,000)
     Net proceeds from convertible debt                      -        880,000
     Net proceeds from placement of Common Stock             -        983,500
     Payment of advance from factor                          -       (607,839)

-------------------------------------------------------------------

Net cash provided by financing activities                    -      1,093,674

Net increase (decrease) in cash                        (21,293)        11,506
Cash and cash equivalents
   at beginning period
                                                       113,997        155,319

-------------------------------------------------------------------
Cash and cash equivalents
   at end of period                                  $  92,704     $  166,825
-------------------------------------------------------------------

        SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In connection with the acquisition of Susan Burrowes, Ltd. in June 1997, the Company received assets of approximately $814,000, of which approximately $94,000 were intangible assets, and assumed liabilities of approximately $2,303,000 in exchange for the issuance of 200,000 shares of its common stock, valued at its fair market value of $0.58 per share, and cancellation of a $50,000 note receivable.

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

                     APPAREL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT AND PRESENTATION AND ORGANIZATION

Apparel Technologies, Inc. (formerly known as "American CinemaStores, Inc.") (the "Company"), a Delaware corporation designs, manufactures, and markets under three wholly owned subsidiaries, Sierra Fixture and Design, Susan Burrowes, Ltd., and Just Jackets. The Company was incorporated in February 1992 to engage in retail mini stores offering movie related products. The Company completed an initial public offering in March 1994. In November, 1995 the Company decided to discontinue all of its retail operations. The Company has now restructured and refocused on acquisitions and mergers to build revenues.

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

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of 5,040,000 shares of its common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. The proceeds totaling $983,500, net of offering expenses, was used for working capital for Susan Burrowes.

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

The Company entered into an employment agreement with its Chief Executive Officer for a term of three years. Under this agreement this individual will receive an annual salary of $200,000 plus annual increases, and incentive compensation as defined within the agreement. In addition, the individual will receive 1,500,000 shares of Common Stock which will vest equally over the term of the agreement, and an option to purchase 750,000 shares of Common Stock at a purchase price of $.25, exercisable over a period of 10 years. The fair value of these securities has been recorded as deferred compensation and is being amortized into income in accordance with the securities' vesting schedule.

NOTE 3.  ACQUISITION

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd.which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock, recorded at its fair market value of $0.58 per share, to the shareholder of Susan Burrowes and forgiveness of a $50,080 note, over a six month period subsequent to the acquisition, owed to Susan Burrowes by the shareholder. In conjunction with the acquisition, the Company recorded $1,719,000 of goodwill which will be amortized on a straight-line basis over 15 years.

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. This $1,200,000 was used for working capital for Susan Burrowes.

Condensed unaudited pro forma results of the operations of the Company and Susan Burrowes, Ltd. as if the respective purchases occurred at the beginning of the quarters ended August 31, 1997 and 1996 are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed as of those dates or any results that may occur in the future.

                                      Unaudited
                                      ----------

Quarter ended August 31:                1997             1996
                                        ----             ----

Revenues                                $1,332,427       $3,782,295
Net loss                                  (514,426)        (338,692)
Net loss per share                      $    (0.03)      $    (0.03)

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

NOTE 6. AGREEMENT WITH FACTOR

In conjunction with the acquisition of SBL, the Company became party to an agreement with a factor to sell its accounts receivable without recourse, for collectibility issues only, upon receiving approval by the factor. The factor will advance funds to the Company up to 90% of factored receivables, and charges a fee of 0.90% of each factored receivable. Interest is charged at a rate of 1.5% plus "Prime" of the daily balance of advances to the Company.


NOTE 7.  SUBSEQUENT EVENTS

On September 4, 1997, the Company raised $1,400,000, net of expenses, via a Regulation D private placement of convertible debentures of common stock in the principal amount of $1,600,000 to two accredited investors for use as working capital for the Company. The debentures bear interest at the rate of 6% per annum, and the principal amount is due and payable in July, 1999. The investors are entitled to convert the debentures into shares of common stock at a rate of 83% of the five day average closing bid price immediately prior to conversion. The Company will recognize $328,000 of non-cash interest expense during the quarter ended November 30, 1997, as a result of the implied yield provided by this conversion feature.

In September 1997, the Company created a wholly owned subsidiary, Digital Group, Inc. ("DGI"), to engage in the development and commercial exploitation of digital print technology for apparel and sewn products, and it acquired certain proprietary rights form its founders relating to digital print technology. In connection with the acquisition of this technology the Company entered into employment agreements with the three founders of DGI whereby they are to receive options to acquire an aggregate of 800,000 shares of the Company's common stock exercisable at prices between $1.50 - $15.00 per share. The options vest over three years and are subject to the continued employment of the founders.

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

In conjunction with the acquisition of Susan Burrowes, a $1.26 million Regulation D offering to accredited investors was accomplished whereby the investors acquired shares of the Company's common stock at a price of $0.25 per share. The Company also plans to generate additional funds for operations by selling its receivables under the terms of its factoring agreement obtained in the acquisition of Susan Burrowes. On July 23, 1997, the Company raised an additional $880,000, net of offering expenses, via a Regulation D private placement of $1,100,000 of 6% convertible notes to accredited investors. Fees incurred in conjunction with this debt placement will be amortized into income over the term of the debt.

Net cash used in operating activities was $1,400,361 for fiscal quarter ended August 31, 1997, as compared to net cash used in operating activities of $260,834 for the first quarter of 1997. The increase in cash used in operating activities was primarily attributable to the working capital requirements of Susan Burrowes.

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

          APPAREL TECHNOLOGIES, INC.



          By: /s/ KATHRYN VAN NESS                        January 30, 1998
              ----------------------------------
              Kathryn Van Ness
              President,
              Chief Executive Officer,


          By: /s/ BARRY HALL                              January 30, 1998
              ----------------------------------
              Barry Hall,
              Chief Financial Officer