Form 10QSB/A
period 1997-11-30
APPAREL TECHNOLOGIES INC
filed 1998-02-02
CIK 908338

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

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

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-------------------------------------------------------------------------------

                                                    May 31,        November 30,
                                                     1997              1997
-------------------------------------------------------------------------------
Assets


Current Assets
       Cash and cash equivalents                    $155,319     $  183,988
       Accounts receivable, net                      101,645        190,118
       Accounts receivable - factor                     -              -
       Notes receivable                              300,000         75,000
       Inventory                                      28,180        257,794
       Prepaid and other                                -           111,625

       Total current assets                          585,144        818,525

------------------------------------------------------------------------------

Property and equipment
       Office furnishings and equipment              181,655        158,178
       Machinery and equipment                          -           542,472
       Computer hardware and software                   -           251,321
       Automobiles                                    17,326         28,180
       Leasehold improvements                           -            22,309
-------------------------------------------------------------------------------
                                                     198,981      1,002,460
Less accumulated depreciation
  and amortization                                   114,622        306,100
-------------------------------------------------------------------------------
Property and equipment, net                           84,359        696,360
-------------------------------------------------------------------------------
Deposits                                               1,750         53,900
Goodwill - net of amortization                       265,840      2,026,529
Deferred acquisition costs                            10,000           -
Deferred Loan Fees - net of amortization                -           329,930
-------------------------------------------------------------------------------
Total assets                                        $947,093     $3,925,244
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

Commitments and contingencies (Note 2)
-------------------------------------------------------------------------------
Stockholders' Equity (Deficit) (Note 1)

     Preferred stock: $.01 par value
     5,000,000 shares authorized,
     none issued.                                       -                -

     Common stock: $.001 par value
     30,000,000 shares authorized,
     8,251,054 issued and outstanding
     at May 31, 1997, and 19,024,387
     issued and outstanding at
     November 30, 1997
     Additional paid-in capital                        8,251            19,024
     Accumulated deficit                           8,593,211        10,602,926
                                                  (8,358,212)      (11,437,746)
-------------------------------------------------------------------------------
Total stockholders' equity (deficit)                 243,250          (815,796)
-------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity (deficit)                  $  947,093      $  3,925,244
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

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                 Six  Months       Six Months
                                                    Ended             Ended
                                                 November 30,     November 30,
                                                     1997              1996

-------------------------------------------------------------------------------
Cash flows from operating activities
      Net loss                                  $(3,079,534)     $ (363,454)
      Adjustments to reconcile net
           loss to net cash used
           in operating activities
      Depreciation and amortization                 105,465          21,140
      Non-cash interest expense                     553,500
      Non-cash compensation expense                  75,021
      Increase (decrease) from changes in:
           Accounts receivable                      162,787        (226,569)
           Inventory                                190,207        (337,349)
           Prepaids and other                         3,562          20,950
           Accounts payable and accrued            (319,685)        323,853
                expenses                                            (65,702)

--------------------------------------------------------------------------------
Net cash used in operating activities            (2,308,677)       (617,600)
--------------------------------------------------------------------------------
Cash flow from investing activities
       Investment in marketable securities                          359,934
       Acquisition of property and equipment         (49,439)       (69,010)
       Deferred acquisition costs                    (10,000)      (135,127)
       Note receivable                               225,000         (7,448)
       Acquisition of net assets of Cactus           (20,000)

--------------------------------------------------------------------------------
Net cash provided by investing activities            165,561        148,349

--------------------------------------------------------------------------------

Cash flow from financing activities
       Payment of bank loan payable                  (91,987)
       Payment of loan from stockholder              (70,000)
       Net proceeds from convertible debt          2,277,535
       Payments capital lease                        (18,141)
       Net proceeds from placement of Common
           Stock                                     983,500
       Payment of advance from factor               (909,122)
       Loan from stockholder                            -            100,000
       Proceeds from issuance of preferred stock                     430,374

--------------------------------------------------------------------------------
Net cash provided by financing activities          2,171,785         530,374

Net increase (decrease) in cash                       28,669          61,123
Cash and cash equivalents
   at beginning of period                            155,319         113,997

Cash and cash equivalents at end of period           183,988        $175,120

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

NOTE 3.  ACQUISITIONS

SUSAN BURROWES ACQUISITION

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd., which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock, recorded at its fair market value of $0.58 per share, to the shareholder of Susan Burrowes and forgiveness of a $50,080 note owed to Susan Burrowes by the shareholder. In conjunction with the acquisition, the Company recorded $1,719,000 of goodwill which will be amortized on a straight-line basis over 15 years.

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

Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the assets of Cactus and assumed substantially all of its liabilities, estimated at approximately $550,000. As additional consideration for the acquisition, the Company issued 40,000 restricted shares of its Common Stock to Tick and made a cash payment of $20,000. In addition, pursuant to employment agreements entered into on the Closing Date, Tick has agreed to be employed by the Company for three years for additional cash and equity compensation. In conjunction with the acquisition, the Company recorded $130,000 of goodwill which will be amortized on a straight-line basis over 15 years.

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

          APPAREL TECHNOLOGIES, INC.


          By: /s/ KATHRYN VAN NESS                          January 30, 1998
              ---------------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,


          By: /s/BARRY HALL                                 January 30, 1998
              --------------------------------
              Barry Hall,
              Chief Financial Officer