Form 10KSB/A
period 1997-05-31
APPAREL TECHNOLOGIES INC
filed 1998-03-02
CIK 908338

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

    General and administrative expenses increased in continuing operations for fiscal 1997 to $2,132,792 as compared to $1,931,785 in fiscal 1996. The increase in general and administrative expenses as compared to fiscal 1996 reflects the write-off of the Company's accumulated acquisition costs of $347,243 related to the non-effected acquisition of Superior Panoramic. During the period of time during due diligence and fund raising the Company booked these expenses as a non-current asset and classified as acquisition costs. The net results without the write-off of the acquisition expenses demonstrate decreased costs in general and administrative expenses in fiscal 1997 of $1,785,549. This improvement in general and administration costs for fiscal 1997 was a result of lower office rent expense and labor expense as the Company began to aggressively reduce cost.

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


    The net loss of $1,712,721 for fiscal 1997, or ($0.23) per share compared to a net loss from all operations for fiscal year 1996 of $2,510,147, or ($0.36) per share. The net loss allocable to common Shareholders for fiscal 1997 is $2,204,264 or ($0.30) per share. There was a net loss of $2,004,957, or ($0.29) per share, from continuing operations and a net loss of $505,190, or ($0.07) per share from discontinued operations in 1996. Loss from discontinued operations includes a loss on disposal of fixed assets of $450,139.

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

    The net loss from all operations for fiscal 1996 was $2,510,148, or ($0.36) per share. The net loss from continuing operations for fiscal 1996 was $2,004,957, or ($0.29) per share and the net loss from discontinued operations for fiscal 1996 was $505,190, or ($0.07) per share. The net loss from discontinued operations includes a loss on disposal of fixed assets of $450,139. The Company incurred a net loss of $2,255,847, or ($0.36) per share, for 1995. The loss from continuing operations was $1,122,904, primarily attributed to start-up expenses for Sierra and licensed product operations. Loss from discontinued operations was $1,132,943, of which $136,813 related to a write-off of fixed assets.

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

          APPAREL TECHNOLOGIES, INC.


                                President and Director
                                  (Principal Executive
     /s/ KATHRYN VAN NESS         Officer, Principal
------------------------------    Financial Officer and      March 2, 1998
       Kathryn Van Ness           Principal Accounting
                                  Officer)

                                Chief Financial Officer
        /s/ BARRY HALL            (Principal Financial
------------------------------    Officer and Principal      March 2, 1998
          Barry Hall              Accounting Officer)

     /s/ SAMUEL S. GUZIK
------------------------------  Director                     March 2, 1998
       Samuel S. Guzik

     /s/ C. DOUGLAS PLANK
------------------------------  Director                     March 2, 1998
       C. Douglas Plank

    /s/ WILLIAM P. CONLIN
------------------------------  Director                     March 2, 1998
      William P. Conlin


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

                                          BDO SEIDMAN, LLP

Los Angeles, California
August 18, 1997

                          AMERICAN CINEMASTORES, INC.

                                  FORM 10-KSB

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                MAY 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Current Assets
  Cash and cash equivalents.........................................................  $     155,319  $     113,997
  Marketable securities.............................................................       --              359,934
  Accounts receivable, net of allowance for doubtful accounts of $8,000 and $60,662,
    respectively (Note 9)...........................................................        101,645        215,510
  Note receivable (Note 10).........................................................        300,000         93,095
  Prepaid and other.................................................................       --               21,750
  Inventory.........................................................................         28,180         73,210
                                                                                      -------------  -------------
      Total current assets..........................................................        585,144        877,496
                                                                                      -------------  -------------
Property and Equipment
  Office furnishings and equipment..................................................        181,655        151,307
  Automobiles.......................................................................         17,326         17,326
  Leasehold improvements............................................................       --                5,338
                                                                                      -------------  -------------
                                                                                            198,981        173,971
  Less accumulated depreciation and amortization....................................        114,622         71,221
                                                                                      -------------  -------------
Property and equipment, net.........................................................         84,359        102,750
Deposits............................................................................          1,750         13,373
Goodwill--net.......................................................................        244,699       --
Deferred acquisition costs..........................................................         10,000        314,761
                                                                                      -------------  -------------
      Total assets..................................................................  $     925,092  $   1,308,380
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.............................................  $     353,576  $     229,284
  Loan payable (Note 7).............................................................        150,267       --
  Convertible debt (Note 8).........................................................        200,000       --
  Deferred revenue..................................................................       --              122,600
                                                                                      -------------  -------------
      Total current liabilities.....................................................        703,843        351,884
                                                                                      -------------  -------------
Commitments and Contingencies (Note 3)
Stockholders' Equity (Note 1)
  Preferred stock, $.01 par value 5,000,000 shares authorized, 500 shares issued and
    redeemed........................................................................       --             --
  Common stock: $.001 par value 30,000,000 shares authorized, 8,251,054 issued and outstanding at May 31,1997 and 6,892,638 issued and outstanding at May 31,
    1996............................................................................          8,251          6,892
  Additional paid-in capital........................................................      8,593,211      7,103,552
  Accumulated deficit...............................................................     (8,379,353)    (6,153,948)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        222,109        956,496
                                                                                      -------------  -------------
Total liabilities and stockholders' equity..........................................  $     925,092  $   1,308,380
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                          AMERICAN CINEMASTORES, INC.

                                  FORM 10-KSB

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                       FISCAL YEAR    FISCAL YEAR
                                                                                          ENDED          ENDED
                                                                                      MAY 31, 1997   MAY 31, 1996
                                                                                      -------------  -------------
Sales (Note 9)......................................................................  $   1,675,350  $     683,888
Cost of sales.......................................................................      1,072,509        410,089
                                                                                      -------------  -------------
Gross profit........................................................................        602,841        273,799
                                                                                      -------------  -------------
Selling, general and Administrative expenses........................................      2,203,181      2,029,385
                                                                                      -------------  -------------
Operating loss from continuing operations...........................................     (1,600,340)    (1,755,586)
                                                                                      -------------  -------------
Other income (expense) Interest income..............................................         20,952         80,065
  Interest expense (Note 8).........................................................       (133,333)      --
  Other income......................................................................       --                6,564
                                                                                      -------------  -------------
Total other income (expense)........................................................       (112,381)        86,629
                                                                                      -------------  -------------
  Loss from continuing operations before income taxes...............................     (1,712,721)    (1,668,957)
  Provision for income taxes (Note 4)...............................................              0       (336,000)
                                                                                      -------------  -------------
  Loss from continuing operations...................................................     (1,712,721)    (2,004,957)
  Loss from discontinued operations (Note 5)
    Loss from operations net of an income tax benefit of $156,000...................       --             (235,051)
    Loss on disposal net of an income tax benefit of $180,000.......................       --             (270,139)
                                                                                      -------------  -------------
Loss from discontinued operations...................................................       --             (505,190)
                                                                                      -------------  -------------
Net loss............................................................................  $  (1,712,721) $  (2,510,147)
Dividends to preferred shareholder..................................................        512,684       --
                                                                                      -------------  -------------
Net loss allocable to common shareholders...........................................  $  (2,225,405) $  (2,510,147)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per common stock share
  From continuing operations........................................................  $       (0.30) $       (0.29)
  From discontinued operations......................................................       --                (0.07)
                                                                                      -------------  -------------
Net loss per common share...........................................................  $       (0.30) $       (0.36)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average common stock shares................................................      7,314,943      6,892,638
                                                                                      -------------  -------------
                                                                                      -------------  -------------

           See accompanying summary of accounting policies and notes to Consolidated Financial Statements.

                  AMERICAN CINEMASTORES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK            PREFERRED STOCK                                         TOTAL
                                     ---------------------  --------------------------    PAID IN      ACCUMULATED   STOCKHOLDERS'
                                       SHARES     AMOUNT      SHARES        AMOUNT        CAPITAL        DEFICIT        EQUITY
                                     ----------  ---------  -----------  -------------  ------------  -------------  -------------
BALANCE, MAY 31, 1995..............   6,892,638  $   6,893                              $  7,103,552  $  (3,643,801) $   3,466,644
  Net Loss.........................                                                                      (2,510,147)    (2,510,147)
                                                                                  --
                                     ----------  ---------         ---                  ------------  -------------  -------------
BALANCE, MAY 31, 1996..............   6,892,638      6,893      --            --           7,103,552     (6,153,948)       956,497
  Issuance of Series A preferred
    stock (Note 1).................      --         --             500             5         499,995       --              500,000
  Deferred accretion on Series A
    Preferred stock (Note 1).......      --         --          --            --             500,000       (500,000)      --
  Issuance of common stock upon
    upon conversion of preferred
    stock (Note 1).................   1,000,000      1,000        (500)           (5)           (995)      --             --
  Stated dividends paid in Common
    stock..........................      25,416         25      --            --              12,659        (12,684)      --
  Issuance of common stock upon
    acquisition of Just Jackets
    (Note 11)......................      50,000         50      --            --              44,950       --               45,000
  Deferred interest payable in
    common stock on convertible
    debt (Note 8)..................      --         --          --            --             133,333       --              133,333
  Stock subscription (Note 10).....     283,000        283      --            --             299,717       --              300,000
Net loss...........................      --         --          --            --             --          (1,712,721)    (1,712,721)
                                                                                  --
                                     ----------  ---------         ---                  ------------  -------------  -------------
BALANCE MAY 31, 1997...............   8,251,054  $   8,251      --            --        $  8,593,211  $  (8,379,353) $     222,109
                                                                                  --
                                                                                  --
                                     ----------  ---------         ---                  ------------  -------------  -------------
                                     ----------  ---------         ---                  ------------  -------------  -------------

          See accompanying summary of significant accounting policies and notes to Consolidated Financial Statements.

                          AMERICAN CINEMASTORES, INC.

                                  FORM 10-KSB

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       FISCAL YEAR    FISCAL YEAR
                                                                                          ENDED          ENDED
                                                                                      MAY 31, 1997   MAY 31, 1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  $  (1,712,721) $  (2,004,957)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................................         86,158         50,555
    Provision for income taxes......................................................       --              336,000
    Provision for bad debt..........................................................       --               20,000
    Non-cash interest expense.......................................................        133,333       --
    Loss on transfer of certain net assets net of effects from purchase of Just
      Jackets.......................................................................        119,564       --
    Write-off of deferred acquisition costs.........................................        314,761       --
  Increase (decrease) from changes in:
    Accounts receivable.............................................................        179,157       (234,815)
    Inventory.......................................................................         45,030        (44,658)
    Prepaids and other..............................................................         34,173         12,658
    Deferred revenue................................................................       (122,600)        55,100
    Accounts payable and accrued expenses...........................................         55,522        226,755
                                                                                      -------------  -------------
      Net cash used in continuing operating activities..............................       (867,623)    (1,583,363)
      Net cash used in discontinued operations......................................       --             (269,561)
                                                                                      -------------  -------------
Net cash used in operating activities...............................................       (867,623)    (1,852,924)
CASH FLOW FROM INVESTING ACTIVITIES
  Investment in marketable securities...............................................        359,934      1,774,259
  Acquisition of property and equipment.............................................        (25,000)       (17,852)
  Deferred acquisition costs........................................................        (10,000)      (314,761)
  Note receivable...................................................................       --              (93,095)
  Payment to Just Jackets principals................................................        (80,000)      --
                                                                                      -------------  -------------
Net cash from investing activities..................................................        244,924      1,348,551
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of:
    Proceeds from bank loan payable.................................................         80,267       --
    Loan from shareholder...........................................................         70,000       --
    Payment of Just Jackets bank notes..............................................       (186,246)      --
    Convertible preferred stock.....................................................        500,000       --
    Convertible debt................................................................        200,000       --
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................        664,021       --
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................         41,322       (504,373)
  Cash and cash equivalents at beginning of period..................................        113,997        618,369
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $     155,319  $     113,997
                                                                                      -------------  -------------

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                                                                      FISCAL YEARS ENDED MAY 31,
                                                                                          1997           1996
                                                                                         ------         ------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for:
    Interest........................................................................      $   0          $   0
    Income Taxes....................................................................      $   0          $   0


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

    GOODWILL AND AMORTIZATION

    Amortization of goodwill is being provided on the straight line basis over the estimated lives of the related business which is five years. Periodically, using an undiscounted cash flow method, the Company evaluates the realization and period amortization to determine whether events and circumstances warrant revised estimates of amortization and whether goodwill has continuing value.

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

NOTE 4. INCOME TAXES

    The provision for income taxes consists of the following:


                                                                      Years Ended May 31,
                                                                       1997          1996
                                                                   ------------  ------------
Current
  Federal........................................................  $    582,000  $    567,000
  State..........................................................       103,000       100,000
                                                                   ------------  ------------
                                                                        685,000       667,000
                                                                   ------------  ------------
                                                                   ------------  ------------

Deferred
  Federal........................................................      (582,000)     (567,000)
  State..........................................................      (103,000)     (100,000)
                                                                   ------------  ------------
                                                                       (685,000)     (667,000)
                                                                   ------------  ------------
                                                                   ------------  ------------

Allocation of tax benefit to discounted operations...............             0       336,000
                                                                   ------------  ------------
Income tax provision.............................................             0       336,000
                                                                   ------------  ------------

    The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                      Years Ended May 31,
                                                                       1997          1996
                                                                   ------------  ------------
U.S. federal statutory tax benefit rate..........................         (34.0%)       (34.0%)
State income taxes (net of federal benefit)......................          (6.0%)        (6.0%)
Increase in valuation allowance..................................          40.0%         40.0%
Allocation of tax benefit to discontinued operations.............       --               20.0%
                                                                   ------------  ------------
Effective tax rate...............................................           0.0%         20.0%
                                                                   ------------  ------------
                                                                   ------------  ------------



    The components of deferred tax assets are as follows:


                                                                       1997          1996
                                                                   ------------  ------------
Deferred tax assets:
  Accounts receivable............................................  $      3,200  $     24,447
  Accrued vacation...............................................         9,992        13,325
  Inventory reserve..............................................       --             10,208
  Depreciation...................................................        13,300       --
Net operating loss carry-forwards................................     2,995,942     2,085,937
                                                                   ------------  ------------
Net deferred tax assets..........................................     3,022,434     2,133,917
Valuation allowance..............................................    (3,022,434)   (2,133,917)
                                                                   ------------  ------------
    Total........................................................  $    --       $    --
                                                                   ------------  ------------
                                                                   ------------  ------------

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

NOTE 5. DISCONTINUED OPERATIONS

    During November, 1995, the Company decided to terminate all of its retail operations by the end of the fiscal year, May 31, 1996. This includes both theatre lobby mini-stores as well as the mini-stores in regional malls. This decision is the result of the retail operation's continued lack of profitability. The regional mall stores remained open through the Christmas season. The Company considers the fixed assets associated with the retail operation impaired and therefore these fixed assets were written off during the fiscal year ended 1996. The loss on disposal of the fixed assets written off in connection with the discontinuation of retail operations amounts to $270,139, net of $180,000 of income tax benefit, and is included in the loss from discontinued

                          AMERICAN CINEMASTORES, INC.

NOTE 5. DISCONTINUED OPERATIONS (CONTINUED) operations of $505,190, net of $336,000 of income tax benefit for the twelve months ended May 31, 1996. The Company maintained physical ownership of these assets and was seeking to dispose of them in a manner beneficial to the Company at May 31, 1996. The Company maintained physical ownership of these assets at May 31, 1996, and disposed of them during the current year resulting in immaterial net proceeds to the Company.


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


    The Company acquired all of the outstanding stock of Susan Burrowes, Ltd. in exchange for 200,000 shares of the Company's common stock to the shareholder of Susan Burrowes.


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

                                       ASSETS

                                                            SUSAN       COMBINED     PRO FORMA         PRO FORMA
                                                          BURROWES     -----------  ADJUSTMENTS        COMBINED
                                            AMERICAN     -----------   (UNAUDITED)  -----------       -----------
                                          CINEMASTORES   (UNAUDITED)                (UNAUDITED)       (UNAUDITED)
                                          ------------
Current Assets
  Cash and equivalents..................  $    155,319   $     3,656   $   158,975  $   983,500(3)    $ 1,142,475
  Accounts receivable (net).............       101,645       103,808       205,453                        205,453
  Notes receivable......................       300,000        50,080       350,080      (50,080)(4)       300,000
  Inventory (net).......................        28,180       275,597       303,777                        303,777
  Prepaid and other.....................       --             94,493        94,493       50,080(4)       144,573
                                          ------------   -----------   -----------  -----------       -----------
Total current assets....................       585,144       527,634     1,112,778      983,500         2,096,278
Property, plant and equipment (net).....        84,359       289,599       373,958                        373,958
Goodwill................................       244,699       --            244,699    1,507,326(5)      1,752,025
Other assets............................        11,750        28,847        40,597                         40,597
                                          ------------   -----------   -----------  -----------       -----------
Total assets............................  $    925,092   $   846,080   $ 1,771,172  $ 2,490,826       $ 4,262,858
                                          ------------   -----------   -----------  -----------       -----------
                                          ------------   -----------   -----------  -----------       -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable......................  $    147,782   $ 1,392,847   $ 1,540,629                    $ 1,540,629
  Accrued liabilities...................       205,794       104,903       310,697                        310,697
  Notes payable.........................       150,267        11,720       161,987                        161,987
  Convertible debt......................       200,000                     200,000      --                200,000
  Due to factor.........................                     793,936       793,936                        793,936
                                          ------------   -----------   -----------  -----------       -----------
Total current liabilities...............       703,843     2,303,406     3,007,249                      3,007,249
Stockholders' equity
  Preferred stock.......................       --            --            --
  Common Stock..........................         8,251        25,000        33,251      (19,800)(6)        13,451
  Additional paid in capital............     8,593,211       --          8,593,211    1,028,300(7)      9,621,511
  Retained earnings (deficit)...........    (8,379,353)   (1,482,326)   (9,861,679)   1,482,326(8)     (8,379,353)
                                          ------------   -----------   -----------  -----------       -----------
Total stockholders' equity..............       222,109    (1,457,326)   (1,235,217)   2,490,826         1,225,609
                                          ------------   -----------   -----------  -----------       -----------
Total liabilities and stockholders'
  equity................................  $    925,092   $   846,080   $ 1,771,172  $ 2,490,826       $ 4,262,858
                                          ------------   -----------   -----------  -----------       -----------
                                          ------------   -----------   -----------  -----------       -----------

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
                        SUSAN BURROWES, LTD. (UNAUDITED)

                                                            SUSAN      COMBINED     PRO FORMA         PRO FORMA
                                                          BURROWES    -----------  ADJUSTMENTS        COMBINED
                                            AMERICAN     -----------  (UNAUDITED)  -----------       -----------
                                          CINEMASTORES   (UNAUDITED)               (UNAUDITED)       (UNAUDITED)
                                          ------------
Net Sales...............................  $  1,675,350   $12,188,000  $13,863,350  $   --            $13,863,350
Cost of Sales...........................     1,072,509     8,501,000    9,573,509                      9,573,509
                                          ------------   -----------  -----------  -----------       -----------
Gross Profit............................       602,841     3,687,000    4,289,841                      4,289,841
Selling, general and administrative
  expenses..............................     2,203,181     4,128,000    6,331,181      301,000(9)      6,632,181
                                          ------------   -----------  -----------  -----------       -----------
Income (loss) from operations...........    (1,600,340)     (441,000)  (2,041,340)    (301,000)       (2,342,340)
Other expense (income)..................       112,381       380,000      492,381                        492,381
                                          ------------   -----------  -----------  -----------       -----------
Net income (loss):
  From operations.......................    (1,712,721)     (821,000)  (2,533,721)    (301,000)       (2,834,721)
                                          ------------   -----------  -----------  -----------       -----------
Dividends to preferred shareholder......       512,684                    512,684                        512,684
                                          ------------   -----------  -----------  -----------       -----------
Net loss allocable to common
  shareholders..........................  $  2,225,405      (821,000) $(3,046,405) $  (301,000)      $(3,347,405)
                                          ------------   -----------  -----------  -----------       -----------
Net loss per share......................  $      (0.30)                                              $     (0.29)
Weighted average common shares
  outstanding...........................     7,314,943                                                11,514,943

   See Accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

                          NOTES TO UNAUDITED PRO FORMA

NOTE 6 SUBSEQUENT EVENTS (CONTINUED)

    1. BASIS OF PRESENTATION. The pro forma condensed combined historical financial statements are based on the assumptions that (a) the acquisition of Susan Burrowes, Ltd. ("SBL") was effected by American CinemaStores, Inc. ("Company") in exchange for 200,000 shares of the Company's common stock to the shareholder of SBL and (b) the Company raised $983,500 from the Regulation D private placement of 5 million shares of common stock to provide working capital to SBL.

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

    4. NOTES RECEIVABLE--PRO FORMA ADJUSTMENT. The note receivable is from the principal shareholder of Susan Burrowes. The Company has agreed to forgive this note over a six month basis, contingent upon the continued employment of this individual by the Company.


    5. GOODWILL--PRO FORMA ADJUSTMENT. Goodwill will be amortized over a period of 5 years.

    6. COMMON STOCK--PRO FORMA ADJUSTMENT. The amount consists of 200,000 shares issued upon the acquisition, less the elimination of Susan Burrowes' common stock upon consolidation. In addition, the adjustment reflects the issuance of 5 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

    7. ADDITIONAL PAID IN CAPITAL ADJUSTMENT. Accounts for value of the 200,000 shares of common stock issued to the principal of Susan Burrowes at $0.25 per share, its fair value at the date of the closing of the acquisition. In addition, the adjustment reflects the net proceeds associated with issuance of 5 million shares of common stock, at $0.25 per share, as a result of the Regulation D private placement used to raise working capital for Susan Burrowes.

    8. RETAINED EARNINGS--PRO FORMA ADJUSTMENT. The amount consist of the elimination of SBL's retained earnings upon consolidation.

    9. SG & A--PRO FORMA ADJUSTMENT. Adjustment to reflect the amortization of goodwill over its 5 year life.

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