Form 10QSB/A
period 1997-08-31
APPAREL TECHNOLOGIES INC
filed 1998-03-02
CIK 908338

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

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-----------------------------------------------------------------------------
                                                     May 31,      August 31,
                                                         1997       1997
                                                                   Assets
-----------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                       $ 155,319      $ 166,825
     Marketable securities                                   -              -
     Accounts receivable, net                          101,645        272,538
     Accounts receivable - factor                            -        154,259
     Notes receivable                                  300,000         75,000
     Inventory                                          28,180        230,084
     Prepaid and other                                       -         89,567

Total current assets                                   585,144        988,273

-----------------------------------------------------------------------------
Property and equipment
     Office furnishings and equipment                  181,655        156,284
     Machinery and equipment                                 -        342,410
     Computer hardware and software                          -        268,731
     Automobiles                                        17,326         28,179
     Leasehold improvements                                  -         20,164
                                                       198,981        810,208

-----------------------------------------------------------------------------
Less accumulated depreciation
  and amortization                                     114,622        363,537

-----------------------------------------------------------------------------
Property and equipment, net                             84,359        452,231

-----------------------------------------------------------------------------
Deposits                                                 1,750         36,206
Goodwill - net of amortization                         244,699      1,711,442
Deferred acquisition costs                              10,000            834
Deferred loan fees                                        -           230,000

-----------------------------------------------------------------------------
Total assets                                         $ 925,952    $ 3,418,986


-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

----------------------------------------------------------------------------
                                                      May 31,     August 31,
                                                       1997          1997
-----------------------------------------------------------------------------
Liability and Stockholders' Equity

Current liabilities
     Accounts payable and
         accrued expenses                            $ 353,576    $ 1,414,736
     Loan Payable (Note 4)                             150,267              -
     Convertible Debt (Note 5)                         200,000              -
     Short term portion of capital lease                     -         31,910

-----------------------------------------------------------------------------
Total current liabilities                              703,843      1,446,646

Long term portion of equipment lease                         -         47,312
Convertible Debt (Note 5)                                    -      1,100,000

Total liabilities                                      703,843      2,593,958

Commitments and contingencies  (Note 2)

-----------------------------------------------------------------------------
Stockholders' Equity (Note 1)

     Preferred stock: $.01 par value

5,000,000 shares authorized,                                 -              -
     none issued
     Common stock: $.001 par value
     30,000,000 shares authorized,
     8,251,054 issued and outstanding
     at May 31, 1997, and 18,924,387                     8,251         18,924
     issued and outstanding at August 31,1997        8,593,211     10,107,538
     Additional paid-in capital                     (8,379,353)    (9,301,434)
     Accumulated deficit

-----------------------------------------------------------------------------
Total stockholders' equity                             222,109        825,028

-----------------------------------------------------------------------------
Total liabilities and
   stockholder equity                                $ 925,952     $3,418,986

-----------------------------------------------------------------------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS
APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)

-----------------------------------------------------------------------------
                                                  Three Months  Three Months
                                                      Ended         Ended





                                                     August 31,    August 31,
                                                        1996           1997
-----------------------------------------------------------------------------
Sales                                           $      404,295     $  952,820
Cost of sales                                          199,509        545,671

-----------------------------------------------------------------------------
Gross profit                                           204,786        407,149

Selling, general and administrative expenses           480,015      1,064,738

-----------------------------------------------------------------------------
Operating loss                                        (275,229)      (657,589)

-----------------------------------------------------------------------------
Other income (expense)
     Interest income (expense)                           8,537       (264,492)
-----------------------------------------------------------------------------
Net loss                                        $     (266,692)   $  (922,081)

-----------------------------------------------------------------------------

Net loss per common share                       $        (0.04)       $ (0.07)

Weighted average common shares
     outstanding                                     6,892,638     13,401,387


        SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                    August 31,      August 31,
                                                       1996            1997

-----------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                      $  (266,692)   $  (922,081)
     Adjustments to reconcile net loss to net cash
       used in operating activities
     Depreciation and amortization                       9,327        144,847
     Non-cash interest expense                               -        225,500
     Increase (decrease) from changes in:
          Accounts receivable                         (172,731)      (221,344)
          Inventory                                   (144,024)        91,693
          Prepaids and other                            30,294         24,358
          Deferred revenue                             123,549              -
          Accounts payable and accrued expenses        159,443       (622,687)

-----------------------------------------------------------------------------
Net cash used in operating activities                 (260,834)    (1,279,714)

-----------------------------------------------------------------------------
Cash flow from investing activities
     Investment in marketable securities               277,217              -
     Acquisition of property and equipment                (749)       (26,620)
     Deferred costs                                    (36,927)          (834)
     Note receivable                                         -        225,000

-----------------------------------------------------------------------------
Net cash provided by investing activities              239,541        197,546

-----------------------------------------------------------------------------
Cash flow from financing activities
     Payment of bank loan payable                            -        (91,987)
     Payment of loan from shareholder                        -        (70,000)
     Net proceeds from convertible debt                      -        880,000
     Net proceeds from placement of Common Stock             -        983,500
     Payment of advance from factor                          -       (607,839)

-----------------------------------------------------------------------------



Net cash provided by financing activities                    -      1,093,674

Net increase (decrease) in cash                        (21,293)        11,506
Cash and cash equivalents
   at beginning period
                                                       113,997        155,319


-----------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                                  $  92,704     $  166,825
-----------------------------------------------------------------------------


        SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS


SUPPLEMENTAL CASH FLOW DISCLOSURES



                                            Three Months Ended August 31,
                                                1997             1996
                                              -------           ------
Cash paid for:
      Interest                                $38,992            $  0
      Income Taxes                            $     0            $  0

NONCASH INVESTING AND FINANCING ACTIVITIES

In connection with the acquisition of Susan Burrowes, Ltd. in June 1997, the Company received assets of approximately $846,000, of which approximately $94,000 were intangible assets, and assumed liabilities of approximately $2,303,000 in exchange for the issuance of 200,000 shares of its common stock, valued at its fair market value of $0.25 per share.


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

NOTE 3.  ACQUISITION


On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd.which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock, recorded at its fair market value of $0.25 per share, to the shareholder of Susan Burrowes. In conjunction with the acquisition, the Company recorded $1,507,000 of goodwill which will be amortized on a straight-line basis over 5 years as calculated on the following table:


Fair value of stock issued            50,000

Liabilities assumed                2,303,000

Less: Assets acquired               (846,000)
                                   ---------
Goodwill recorded                  1,507,000
                                   ---------
                                   ---------

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


In September 1997, the Company created a wholly owned subsidiary, Digital Group, Inc. ("DGI"), to engage in the development and commercial exploitation of digital print technology for apparel and sewn products. The Company was granted certain proprietary rights form the founders, who are individuals unrelated to the Company prior to this transaction, of a type of digital print technology in exchange for employment agreements whereby these founders are to receive options to acquire an aggregate of 800,000 shares of the Company's common stock exercisable at prices between $1.25 - $15.00 per share. The options vest over three years and are subject to the continued employment of the founders.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997, COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1996

For the three months ended August 31, 1997, the Company incurred a net loss of $922,081, or $.07 per share, on revenues of $952,820, as compared to a net loss of $266,692, or $.04 per share, on revenues of $404,295 in the comparable three month period in the prior year.

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

Selling, general and administrative expenses doubled between periods, from $480,015 to $1,064,738. Most of the increase in these items represents expenses associated with the Susan Burrowes operations.

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

          APPAREL TECHNOLOGIES, INC.



          By: /s/ KATHRYN VAN NESS                        March 2, 1998
              ----------------------------------
              Kathryn Van Ness
              President,
              Chief Executive Officer,


          By: /s/ BARRY HALL                              March 2, 1998
              ----------------------------------
              Barry Hall,
              Chief Financial Officer