Form 10QSB/A
period 1997-11-30
APPAREL TECHNOLOGIES INC
filed 1998-03-02
CIK 908338

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

APPAREL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited)

-------------------------------------------------------------------------------

                                                    May 31,        November 30,
                                                     1997              1997
-------------------------------------------------------------------------------
Assets


Current Assets
       Cash and cash equivalents                    $155,319     $  183,988
       Accounts receivable, net                      101,645        190,118
       Accounts receivable - factor                     -              -
       Notes receivable                              300,000         75,000
       Inventory                                      28,180        257,794
       Prepaid and other                                -           111,625

       Total current assets                          585,144        818,525

------------------------------------------------------------------------------

Property and equipment
       Office furnishings and equipment              181,655        158,178
       Machinery and equipment                          -           542,472
       Computer hardware and software                   -           251,321
       Automobiles                                    17,326         28,180
       Leasehold improvements                           -            22,309
-------------------------------------------------------------------------------
                                                     198,981      1,002,460
Less accumulated depreciation
  and amortization                                   114,622        306,100
-------------------------------------------------------------------------------
Property and equipment, net                           84,359        696,360
-------------------------------------------------------------------------------
Deposits                                               1,750         53,900
Goodwill - net of amortization                       244,699      1,748,552
Deferred acquisition costs                            10,000           -
Deferred Loan Fees - net of amortization                -           329,930
-------------------------------------------------------------------------------
Total assets                                        $925,952     $3,647,267
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

Commitments and contingencies (Note 2)
-------------------------------------------------------------------------------
Stockholders' Equity (Deficit) (Note 1)

     Preferred stock: $.01 par value
     5,000,000 shares authorized,
     none issued.                                       -                -

     Common stock: $.001 par value
     30,000,000 shares authorized,
     8,251,054 issued and outstanding
     at May 31, 1997, and 19,024,387
     issued and outstanding at
     November 30, 1997
     Additional paid-in capital                        8,251            19,024
     Accumulated deficit                           8,593,211        10,603,134
                                                  (8,379,353)      (11,715,931)
-------------------------------------------------------------------------------
Total stockholders' equity (deficit)                 222,109        (1,093,773)
-------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity (deficit)                  $  925,952      $  3,647,267
-------------------------------------------------------------------------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)

                                          Three Months Ended                 Six Months Ended
                                      ---------------------------       ----------------------------
                                      November 30,   November 30,       November 30,    November 30,
                                         1997           1996                1997            1996
Sales                                    446,738        645,393          1,399,558       1,049,688

Cost of sales                            390,452        331,774            936,123         531,283

Gross profit                              56,286        313,619            463,435         518,405

Selling, general and
administrative expenses                1,952,512        392,016          3,017,250         901,411
--------------------------------------------------------------------------------------------------
Operating loss                         1,896,226         78,397          2,553,815         383,006
--------------------------------------------------------------------------------------------------
Other income (expense)
  Interest income (expense)             (518,271)        11,015           (782,763)         19,552
--------------------------------------------------------------------------------------------------
Net loss                               2,414,497         67,382          3,336,578         363,454
--------------------------------------------------------------------------------------------------
Net loss per common share                  (0.13)         (0.01)             (0.20)          (0.05)

Weighted average common shares
  outstanding                         19,024,387      6,909,305         16,289,942       6,900,971

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                 Six  Months       Six Months
                                                    Ended             Ended
                                                 November 30,     November 30,
                                                     1997              1996

-------------------------------------------------------------------------------
Cash flows from operating activities
      Net loss                                  $(3,336,578)     $ (363,454)
      Adjustments to reconcile net
           loss to net cash used
           in operating activities
      Depreciation and amortization                 362,301          21,140
      Non-cash interest expense                     553,500
      Non-cash compensation expense                  75,229
      Increase (decrease) from changes in:
           Accounts receivable                      162,787        (226,569)
           Inventory                                190,207        (337,349)
           Prepaids and other                         3,562          20,950
           Accounts payable and accrued            (319,685)        323,853
                expenses                                            (65,702)

--------------------------------------------------------------------------------
Net cash used in operating activities            (2,308,677)       (617,600)
--------------------------------------------------------------------------------
Cash flow from investing activities
       Investment in marketable securities                          359,934
       Acquisition of property and equipment         (49,439)       (69,010)
       Deferred acquisition costs                    (10,000)      (135,127)
       Note receivable                               225,000         (7,448)
       Acquisition of net assets of Cactus           (20,000)

--------------------------------------------------------------------------------
Net cash provided by investing activities            165,561        148,349

--------------------------------------------------------------------------------
                                      6


Cash flow from financing activities
       Payment of bank loan payable                  (91,987)
       Payment of loan from stockholder              (70,000)
       Net proceeds from convertible debt          2,277,535
       Payments capital lease                        (18,141)
       Net proceeds from placement of Common
           Stock                                     983,500
       Payment of advance from factor               (909,122)
       Loan from stockholder                            -            100,000
       Proceeds from issuance of preferred stock                     430,374

--------------------------------------------------------------------------------
Net cash provided by financing activities          2,171,785         530,374

Net increase (decrease) in cash                       28,669          61,123
Cash and cash equivalents
   at beginning of period                            155,319         113,997

Cash and cash equivalents at end of period           183,988        $175,120

--------------------------------------------------------------------------------


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SUPPLEMENTAL CASH FLOW DISCLOSURES


                                      Six Months Ended November 30,
                                       1997                1996
                                      ------              -------
Cash paid for:
    Interest                         $229,000              $  0
    Income Taxes                     $      0              $  0


NONCASH INVESTING AND FINANCING ACTIVITIES


In connection with the acquisition of Susan Burrowes, Ltd. in June 1997, the Company received assets of approximately $846,000 and assumed liabilities of approximately $2,303,000 in exchange for the issuance of 200,000 shares of its common stock, with a fair market value of $0.25 per share.

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


In September 1997, the Company created a wholly owned subsidiary, Digital Group, Inc. ("DGI"), to engage in the development and commercial exploitation of digital print technology for apparel and sewn products. The Company was granted certain proprietary rights from the founders, who are individuals unrelated to the Company prior to this transaction, of a type of digital print technology in exchange for employment agreements whereby these founders are to receive options to acquire an aggregate of 800,000 shares of the Company's common stock exercisable at prices between $1.25 - $15.00 per share. The options vest over three years and are subject to the continued employment of the founders.


NOTE 3.  ACQUISITIONS

SUSAN BURROWES ACQUISITION

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd., which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock, recorded at its fair market value of $0.25 per share, to the shareholder of Susan Burrowes. In conjunction with the acquisition, the Company recorded $1,507,000 of goodwill which will be amortized on a straight-line basis over 5 years as calculated in the following table:


Fair value of stock issued              50,000

Liabilities assumed                  2,303,000

Less: Assets acuired                  (846,000)
                                     ----------
Goodwill recorded                    1,507,000
                                     ----------
                                     ----------

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

NOTE 6.  SUBSEQUENT EVENTS

AGREEMENT WITH FACTOR

During the year, the Company terminated its agreement with its existing factor and entered into an agreement with a different factor whereby funds are advanced on 85% of accounts receivable. The Company normally sells accounts receivable to the factor without recourse. The factor charges a fee of 0.85% when the factored balance is below $10,000,000 and reduces this fee to 0.75% when the balance exceeds $10,000,000. For accounts which bear payment terms in excess of 60 days, the factoring fee will be increased by 0.25% for each 30 days or part thereof that the stated terms exceed sixty days. Interest is charged at a rate of 1.5% plus "Prime" of the daily balance, and 3.0% plus "Prime" on all outstanding balances if the Company is in default of the factoring agreement.

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

RESULTS OF OPERATIONS

For the three months ended November 30, 1997, the Company incurred a net loss of $2,414,000, or $.13 per share, on revenues of $447,000, as compared to a net loss of $67,000, or $.01 per share, on revenues of $645,000 in the comparable three month period in the prior year. For the six months ended November 30, 1997, the Company incurred a net loss of $3,337,000, or $0.20 per share, on revenues of $1,400,000, as compared to a net loss of $363,000, or $.05 per share, on revenues of $1,050,000 in the comparable six month period in the prior year.

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

Selling, general and administrative expenses for the three and six months ended November 30, 1997, increased by $1,560,496 and $2,115,839, respectively, reflecting non-capitalized acquisition costs and fees associated with the acquisition of Susan Burrowes and Cactus, the establishment of digital printing operations in the U.S. and France, and expenses associated with the Susan Burrowes operations.

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

          APPAREL TECHNOLOGIES, INC.



          By: /s/ KATHRYN VAN NESS                          March 2, 1998
              ---------------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,


          By: /s/BARRY HALL                                 March 2, 1998
              --------------------------------
              Barry Hall,
              Chief Financial Officer