Form 10KSB/A
period 1997-05-31
APPAREL TECHNOLOGIES INC
filed 1998-03-12
CIK 908338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                 FORM 10-KSB/A

                  AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          APPAREL TECHNOLOGIES, INC.


                                President and Director
                                  (Principal Executive
     /s/ KATHRYN VAN NESS         Officer, Principal
------------------------------    Financial Officer and      March 11, 1998
       Kathryn Van Ness           Principal Accounting
                                  Officer)

                                Chief Financial Officer
        /s/ BARRY HALL            (Principal Financial
------------------------------    Officer and Principal      March 11, 1998
          Barry Hall              Accounting Officer)

     /s/ SAMUEL S. GUZIK
------------------------------  Director                     March 11, 1998
       Samuel S. Guzik

     /s/ C. DOUGLAS PLANK
------------------------------  Director                     March 11, 1998
       C. Douglas Plank

    /s/ WILLIAM P. CONLIN
------------------------------  Director                     March 11, 1998
      William P. Conlin


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

NOTE 4. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                      Years Ended May 31,
                                                                       1997          1996
                                                                   ------------  ------------
Deferred
  Federal........................................................      (756,000)     (567,000)
  State..........................................................      (133,000)     (100,000)
                                                                   ------------  ------------
                                                                       (889,000)     (667,000)
                                                                   ------------  ------------
Increase in valuation allowance                                         889,000       667,000
                                                                   ------------  ------------

Allocation of tax benefit to discounted operations...............             0       336,000
                                                                   ------------  ------------
Income tax provision.............................................             0       336,000
                                                                   ------------  ------------

    The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                      Years Ended May 31,
                                                                       1997          1996
                                                                   ------------  ------------
U.S. federal statutory tax benefit rate..........................         (34.0%)       (34.0%)
State income taxes (net of federal benefit)......................          (6.0%)        (6.0%)
Increase in valuation allowance..................................          52.0%         40.0%
Allocation of tax benefit to discontinued operations.............       --               20.0%
Adjusted net operating loss carry forward based on adjusted tax
  returns........................................................         (12.0%)          --
                                                                   ------------  ------------
Effective tax rate...............................................           0.0%         20.0%
                                                                   ------------  ------------
                                                                   ------------  ------------



    The components of deferred tax assets are as follows:

                                                                       1997          1996
                                                                   ------------  ------------
Deferred tax assets:
  Accounts receivable............................................  $      3,200  $     24,447
  Accrued vacation...............................................         9,992        13,325
  Inventory reserve..............................................       --             10,208
  Depreciation...................................................        13,300       --
Net operating loss carry-forwards................................     2,995,942     2,085,937
                                                                   ------------  ------------
Net deferred tax assets..........................................     3,022,434     2,133,917
Valuation allowance..............................................    (3,022,434)   (2,133,917)
                                                                   ------------  ------------
    Total........................................................  $    --       $    --
                                                                   ------------  ------------
                                                                   ------------  ------------

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

NOTE 6. SUBSEQUENT EVENTS

a) On July 23, 1997 the Company raised an additional $880,000, net of expenses, in a Regulation D private placement of a convertible note to a single accredited investor in the original principal amount of $1.1 million. The note bears interest at the rate of 6% per annum and is convertible into Common Stock at 83% of the average price of the Common Stock for the five days immediately preceding the date of conversion, subject to adjustment. The entire unpaid principal amount of the note is due June 30, 1999.

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


                                                                           UNAUDITED
                                                                   --------------------------
                                                                   FISCAL 1997   FISCAL 1996
                                                                   ------------  ------------
Revenues.........................................................  $  2,030,342  $  2,169,360
Net loss.........................................................    (1,791,352)   (2,485,461)
Net loss allocable to common shareholders........................    (2,283,985)   (2,485,461)
Net loss per share...............................................  $      (0.31) $      (0.34)


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

BUSINESS SEGMENTS


                                                    RETAIL DESIGN &  APPAREL DESIGN &
                                                       FIXTURES       MANUFACTURING    CORPORATE &
1997                                                   PRODUCTS          PRODUCTS      ELIMINATIONS  CONSOLIDATED
--------------------------------------------------  ---------------  ----------------  ------------  ------------
Sales to Unaffiliated Customers...................      1,081,285          593,503             562     1,675,350
Operating Income..................................       (550,297)        (248,577)       (913,847)   (1,712,721)
Identifiable Assets...............................        116,900          136,970         693,223       947,093
Capital Expenditures..............................         30,000           --              (5,000)       25,000
Depreciation......................................         10,475            3,675          45,685        59,835