Form 10QSB/A
period 1997-08-31
APPAREL TECHNOLOGIES INC
filed 1998-03-12
CIK 908338

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

                                      Unaudited
                                      ----------

Quarter ended August 31:                1997             1996
                                        ----             ----
Revenues                                $1,332,427       $3,782,295
Net loss                                  (625,666)        (338,692)
Net loss per share                      $     (.05)      $    (0.03)


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

          APPAREL TECHNOLOGIES, INC.



          By: /s/ KATHRYN VAN NESS                        March 11, 1998
              ----------------------------------
              Kathryn Van Ness
              President,
              Chief Executive Officer,


          By: /s/ BARRY HALL                              March 11, 1998
              ----------------------------------
              Barry Hall,
              Chief Financial Officer