Form 10QSB/A
period 1997-11-30
APPAREL TECHNOLOGIES INC
filed 1998-03-12
CIK 908338

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

Commitments and contingencies (Note 2)
-------------------------------------------------------------------------------
Stockholders' Equity (Deficit) (Note 1)

     Preferred stock: $.01 par value
     5,000,000 shares authorized,
     none issued.                                       -                -

     Common stock: $.001 par value
     30,000,000 shares authorized,
     8,251,054 issued and outstanding
     at May 31, 1997, and 19,024,387
     issued and outstanding at
     November 30, 1997
     Additional paid-in capital                        8,251            19,024
     Accumulated deficit                           8,593,211        10,625,134
                                                  (8,379,353)      (11,737,931)
-------------------------------------------------------------------------------
Total stockholders' equity (deficit)                 222,109        (1,093,773)
-------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity (deficit)                  $  925,952      $  3,647,267
-------------------------------------------------------------------------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)


                                          Three Months Ended                 Six Months Ended
                                      ---------------------------       ----------------------------
                                      November 30,   November 30,       November 30,    November 30,
                                         1997           1996                1997            1996
Sales                                    446,738        645,393          1,399,558       1,049,688

Cost of sales                            390,452        331,774            936,123         531,283

Gross profit                              56,286        313,619            463,435         518,405

Selling, general and
administrative expenses                1,952,512        392,016          3,017,250         901,411
--------------------------------------------------------------------------------------------------
Operating loss                         1,896,226         78,397          2,553,815         383,006
--------------------------------------------------------------------------------------------------
Other income (expense)
  Interest income (expense)             (540,271)        11,015           (804,763)         19,552
--------------------------------------------------------------------------------------------------
Net loss                               2,436,497         67,382          3,358,578         363,454
--------------------------------------------------------------------------------------------------
Net loss per common share                  (0.13)         (0.01)             (0.21)          (0.05)

Weighted average common shares
  outstanding                         19,024,387      6,909,305         16,289,942       6,900,971


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
                                                 Six  Months       Six Months
                                                    Ended             Ended
                                                 November 30,     November 30,
                                                     1997              1996

-------------------------------------------------------------------------------
Cash flows from operating activities
      Net loss                                  $(3,358,578)     $ (363,454)
      Adjustments to reconcile net
           loss to net cash used
           in operating activities
      Depreciation and amortization                 362,301          21,140
      Non-cash interest expense                     575,500
      Non-cash compensation expense                  75,229
      Increase (decrease) from changes in:
           Accounts receivable                      162,787        (226,569)
           Inventory                                190,207        (337,349)
           Prepaids and other                         3,562          20,950
           Accounts payable and accrued            (319,685)        323,853
                expenses                                            (65,702)

--------------------------------------------------------------------------------
Net cash used in operating activities            (2,308,677)       (617,600)
--------------------------------------------------------------------------------
Cash flow from investing activities
       Investment in marketable securities                          359,934
       Acquisition of property and equipment         (49,439)       (69,010)
       Deferred acquisition costs                    (10,000)      (135,127)
       Note receivable                               225,000         (7,448)
       Acquisition of net assets of Cactus           (20,000)

--------------------------------------------------------------------------------
Net cash provided by investing activities            165,561        148,349

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

-------------------------------------------------------------------------------
Cash flow from financing activities
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


                                      Unaudited
                                    -------------

Quarter ended November 30                   1997             1996
                                           ------           ------
Revenues                                  $   643,738       $4,070,310
Net loss                                   (2,458,918)        (523,007)
Net loss per share                        $     (0.13)      $    (0.04)

Six months ended November 30                 1997             1996
                                            ------           ------

Revenues                                   $2,172,832       $8,286,521
Net loss                                   (3,485,496)        (942,204)
Net loss per share                         $    (0.21)      $    (0.08)



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

During the quarter ended August 31, 1997, the Company recorded $225,500 in non-cash interest expense on the debt. The interest was the result of the implied yield provided by the 83% conversion feature and was recognized in full as the debt was convertible upon issuance. During November of 1997 the Conversion feature was adjusted to 81% based on the terms set forth in the debenture agreement, this resulted in any additional interest expense of approximately $22,000.

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

NOTE 6.  SUBSEQUENT EVENTS


On February 6, 1998, the Company completed an offering of $900,000 principal amount of its Series B Preferred Stock, and received $810,000 net of offering expenses. Of these proceeds, $287,000 was used to retire short term debt and the remaining proceeds are intended to be used for working capital. The Series B Preferred Stock accrues a dividend of 6% per annum and is convertible into the Company's Common Stock at a conversion price equal to 80% of the market price of the Company's Common Stock during the five days immediately preceding the date of conversion. The Preferred Stock has a liquidation preference over the Common Stock equal to the principal amount plus accrued dividends, and has no voting rights except as required by Delaware law.


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

RESULTS OF OPERATIONS


For the three months ended November 30, 1997, the Company incurred a net loss of $2,436,000, or $.13 per share, on revenues of $447,000, as compared to a net loss of $67,000, or $.01 per share, on revenues of $645,000 in the comparable three month period in the prior year. For the six months ended November 30, 1997, the Company incurred a net loss of $3,358,000, or $0.21 per share, on revenues of $1,400,000, as compared to a net loss of $363,000, or $.05 per share, on revenues of $1,050,000 in the comparable six month period in the prior year.


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

          APPAREL TECHNOLOGIES, INC.



          By: /s/ KATHRYN VAN NESS                          March 11, 1998
              ---------------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,


          By: /s/BARRY HALL                                 March 11, 1998
              --------------------------------
              Barry Hall,
              Chief Financial Officer