Form 10QSB
period 1998-02-28
APPAREL TECHNOLOGIES INC
filed 1998-04-20
CIK 908338

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended February 28, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______ to _________.

     Commission File Number 0-23138

                             APPAREL TECHNOLOGIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                 95-4374952
------------------------------             ------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)                 Identification )Number)


   2300 South Eastern Avenue
     City of Commerce, California                       90040
----------------------------------------             ----------
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

Yes  X     No
   -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding at April 17, 1998
---------------------------                    -------------------------------
   Common Stock, par value                                20,642,387
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

Apparel Technologies, Inc
Consolidated Balance Sheet
(Unaudited)


                                                      May 31,            February 28,
                                                       1997                  1998
 Assets
 Current Assets
      Cash and cash equivalents                       $155,000              $(93,000)
      Accounts receivable, net                         102,000               277,000
      Notes receivable                                                        75,000
      Inventory                                        300,000               424,000
      Prepaid and other                                 28,000                92,000
                                                  ------------         -------------
      Total current assets                             585,000               775,000
                                                  ------------         -------------
 Property and equipment
      Office furnishings and equipment                 182,000               158,000
      Machinery and equipment                                              1,009,000
      Computer hardware and software                                         251,000
      Automobiles                                       17,000                28,000
      Leasehold improvements                                                  44,000
                                                  ------------         -------------
 Less accumulated depreciation
    and amortization                                   115,000               486,000
 Property and equipment, net                            84,000             1,004,000
                                                  ------------         -------------
 Deposits                                                2,000                54,000
 Goodwill - net of amortization                        245,000             1,609,000
 Deferred acquisition costs                             10,000
 Deferred loan fees - net of amortization                                    224,000
                                                  ------------         -------------
 Total assets                                         $926,000            $3,954,000
                                                  ------------         -------------
                                                  ------------         -------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Apparel Technologies, Inc.
Consolidated Balance Sheet
(Unaudited)


                                                                         May 31,           February 28,
                                                                           1997                1998
 Liability and Stockholders' Equity (Deficit)
 Current Liabilities
      Accounts Payable and accrued expenses                                  $354,000            $2,140,000
      Loan Payable (Note 4)                                                    150,000
      Payable to Factors                                                                            487,000

      Convertible Debt (Note 5)                                                200,000
 Short-term portion of capital lease
                                                                        --------------       ---------------
 Total current liabilities                                                     704,000             2,627,000

 Long-term portion of equipment lease                                                                 17,000
 Convertible debt ( Note 5)                                                                        2,682,000
                                                                        --------------       ---------------
 Total liabilities                                                             704,000             5,326,000

 Commitments and contingencies (Note 2)

 Stockholders' equity (Deficit) (Note 1)

      Preferred stock:  $.001 par value, 5,000,000 shares                                            848,000
      authorized, none issued and outstanding
      at May 31, 1997, and 900 issued and outstanding
      at February 28, 1998.

      Common stock:  $.001 par value, 30,000,000 shares
      Authorized, 8,251,054 issued and outstanding at May 31,
      1997, and 20,642,387 issued and outstanding at February
      28, 1998                                                                   8,000                19,000
      Additional paid-in capital                                             8,593,000            10,638,000
      Accumulated deficit                                                   (8,379,000)          (13,165,000)
                                                                         -------------       ---------------
 Total stockholders' equity (deficit)                                          222,000            (1,660,000)
                                                                        --------------       ---------------
 Total liabilities and stockholders' equity (deficit)                         $926,000            $3,666,000
                                                                        --------------       ---------------
                                                                        --------------       ---------------



SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)


                                                           Three Months Ended                           Nine Months Ended
                                               ----------------------------------------    ----------------------------------------
                                                    February 28,          February 28,          February 28,          February 28,
                                                       1998                  1997                  1998                  1997
 Sales                                                   $526,000              $521,000         $1,925,000          $1,570,000

 Cost of sales                                            376,000               336,000          1,207,000             868,000

 Gross profit                                             150,000               185,000            718,000             702,000

 Selling, general and administrative                    1,514,000
 expenses                                                                       412,000          4,637,000           1,313,000
                                                  ----------------      ----------------   ----------------    ---------------
 Operating loss                                        (1,364,000)             (227,000)        (3,919,000)           (611,000)
                                                  ----------------      ----------------   ----------------    ---------------
 Other income (expense)
    Interest income (expense)                             (63,000)                5,000           (867,000)             25,000
                                                  ----------------      ----------------   ----------------    ---------------
 Net loss                                             $(1,427,000)            $(222,000)       $(4,786,000)           (586,000)
                                                  ----------------      ----------------   ----------------    ---------------
 Net loss per common share                                 $(0.07)               $(0.03)            $(0.27)              $(.08)

 Weighted average common
   shares outstanding                                  20,642,000             6,943,000         17,741,000           6,920,416



SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Apparel Technologies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)


 Increase ( Decrease) in Cash and Cash Equivalents
                                                                           Six Month               Six Month
                                                                             Ended                   Ended
                                                                          February 28,           February 28,
                                                                              1997                   1998
 Cash flows from operating activities
      Net loss                                                                $(586,000)       $(4,786,000)
      Adjustments to reconcile net loss to net cash used in
           Operating activities

      Depreciation and amortization                                              22,000            788,000
      Non-cash interest expense                                                                    575,000
      Non-cash compensation expense                                                                128,000
      Increase/(decrease) from changes in:
           Accounts receivable                                                 (153,000)            91,000
           Inventory                                                           (236,000)            24,000
           Prepaids and other                                                    31,000             24,000
           Accounts payable and accrued expenses                                254,000           (157,000)
           Deferred revenue                                                     (51,000)
                                                                        ---------------     --------------

 Net cash used in operating activities                                         (719,000)        (3,313,000)
                                                                        ---------------     --------------
 Cash flow from investing activities
      Investment in marketable securities                                       360,000
      Acquisition of property and equipment                                     (45,000)          (538,000)
      Deferred acquisition costs                                               (138,000)            10,000
      Note receivable                                                            (9,000)           225,000
      Acquisition of net assets of Cactus                                                          (20,000)
                                                                        ---------------     --------------
 Net cash provided/(used) by investing activities                               168,000           (323,000)
                                                                        ---------------     --------------
 Cash flow from financing activities
      Payment of bank loan payable                                                                 (94,000)
      Payment of loan from stockholder                                                             (88,000)
      Net proceeds from convertible debt                                                         2,277,000
      Payments capital lease                                                                       (62,000)
      Net proceeds from placement of Common Stock                                                  984,000
      Payment of advance from factor                                                              (437,000)
      Loan from stockholder                                                     100,000
      Proceeds from issuance of Preferred Stock                                 430,000            808,000
                                                                        ---------------     --------------
 Net cash provided by financing activities                                      530,000          3,388,000

 Net increase/(decrease) in cash                                                (21,000)          (248,000)
 Cash and cash equivalents at beginning of period                               114,000            155,000
                                                                        ---------------     --------------
 Cash and cash equivalents at end of period                                     $93,000           $(93,000)


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In connection with the acquisition of Susan Burrowes, Ltd. in June 1997, the Company received assets of approximately $846,000 and assumed liabilities of approximately $2,303,000 in exchange for the issuance of 200,000 shares of its common stock, with a fair market value of $0.58 per share

In June 1997, the Company issued 5,333,333 shares of its common stock to the holder of a $200,000 convertible note. The conversion occurred at 60% of the closing bid price at the time of the conversion, or $0.04, as prescribed by the note agreement.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended February 28, 1998.

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

In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of 5,040,000 shares of its common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. The proceeds totaling $985,000, net of offering expenses, were used for working capital for Susan Burrowes.

On July 23, 1997, the Company raised $880,000, net of offering expenses, via a Regulation D private placement of a convertible debenture in the principal amount of $1,100,000 to a single accredited investor for use as working capital for the Company. The debentures bear interest at the rate of 6% per annum, and
the principal amount is due and payable in June 1999.   The investor is entitled
to convert the debenture into shares of common stock at a rate of 83% of the five-day average closing bid price of the Company's Common Stock at the time of conversion, subject to adjustment.

On September 4, 1997, the Company raised $1,400,000, net of offering expenses, via a Regulation D private placement of convertible debentures in the principal amount of $1,600,000 to two accredited investors for use as working capital for the Company. The debentures bear interest at the rate of 6% per annum, and the principal amount is due and payable in July 1999. The investors are entitled to convert the debentures into shares of common stock, initially at a rate of 83% of the five-day average closing bid price of the Company's Common Stock immediately prior to conversion subject to adjustment.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

As part of the acquisition of Susan Burrowes, Ltd. (see Note 3), the Company relocated its corporate facilities to the Susan Burrowes location. At this facility, the Company currently leases approximately 62,000 square feet of office and manufacturing space in Commerce, California. As of February 28, 1998, there are 12 months remaining on the lease, which require a monthly lease payments of $20,208. The lease expires on February 8, 1999. Additionally, in February 1998, the Company entered into a five year lease agreement for its New York City application center. The beginning monthly payment for this lease is $x,xxx. The lease has an annual escalation clause based on increases in operating costs.

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

The Company entered into an employment agreement with its Chief Executive Officer, Kathryn Van Ness, for a term of three years. Under the agreement Ms. Van Ness will receive an annual salary $200,000 plus annual increases, and incentive compensation as defined within the agreement. In addition, the individual will receive 1,500,000 shares of Common Stock which will vest equally over the term of the agreement, and an option to purchase 750,000 shares of Common Stock at a purchase price of $.25, exercisable over a period of 10 years. The fair value of these securities has been recorded as deferred compensation and is being amortized into income in accordance with the securities' vesting schedules.

NOTE 3.  ACQUISITIONS

SUSAN BURROWES ACQUISITION

On June 12, 1997, the Company acquired 100% of the stock of Susan Burrowes, Ltd., which is engaged in the design, manufacture and distribution of moderately priced missy and women's apparel items. The Company acquired all of the outstanding stock of Susan Burrowes, Ltd in exchange for 200,000 shares of the Company's common stock recorded at its fair market value of $0.25 per share, to the shareholder of Susan Burrowes. In conjunction with the acquisition, the Company recorded $1,507,000 of goodwill, which will be amortized on a straight-line basis over five years as calculated in the following table:


 Fair value of stock issued                                 50,000

 Liabilities assumed                                     2,303,000

 Less:  Assets acquired                                   (846,000)
                                                 ------------------


 Goodwill recorded                                       1,507,000
                                                 ------------------
                                                 ------------------



In conjunction with the acquisition of Susan Burrowes, the Company completed a Regulation D private placement of common stock to accredited investors as of June 12, 1997 at a price of $0.25 per share. The net proceeds of this offering were used for working capital for Susan Burrowes.

Condensed unaudited pro forma results of the operations of the Company, Susan Burrowes, Ltd. and Cactus as if the respective purchases occurred at the beginning of the nine months and quarters ended February 28, 1998 and 1997 are presented below. The unaudited pro forma financial statements have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed as of those dates or any results that may occur in the future.


                                                          Unaudited
                                                         -------------

Quarter ended February 28,                         1998                1997
                                                 ------              ------
Revenues                                   $          -        $  4,062,000
Net loss                                              -            (499,000)
Net loss per share                         $          -        $      (0.03)

Nine months ended February 28,                     1998                1997
                                                 ------              ------

Revenues                                   $  2,698,000        $ 12,347,000
Net loss                                     (4,768,000)         (1,441,000)
Net loss per share                         $      (0.28)       $      (0.08)



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

Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the assets of Cactus and assumed substantially all of its liabilities, estimated at approximately $550,000. As additional consideration for the acquisition, the Company issued 40,000 restricted shares of its Common Stock to Tick and made a cash payment of $20,000. In addition, pursuant to employment agreements entered into on the Closing Date, Tick has agreed to be employed by the Company for three years for additional cash and equity compensation. In conjunction with the acquisition, the Company recorded $767,920 of goodwill, which will be amortized on a straight-line basis over 15 years.

NOTE 4.  LOAN PAYABLE

On October 27, 1996, the Company's former president loaned the Company $100,000 to be repaid to him within one year. On June 12, 1997, the note was completely repaid.

NOTE 5.  CONVERTIBLE DEBT

Monument Trust Company loaned $200,000 to the Company on March 28, 1997 in exchange for a promissory note. The terms of the promissory note stated that the note would bear interest at a rate of 12% per annum and was due and payable on April 15, 1997. In the event that the note was not paid by the due date, the principal and accrued interest automatically converted into a 4% Cumulative Convertible Debenture of the Company (the "Debenture"). The note was not repaid on April 15, 1997 and the Company issued the Debenture. The Debenture provided for a conversion price of the lesser of the bid price of the Common Stock on the date of issuance of the Note or 60% of the bid price on the date of conversion. The Debenture was fully converted into 5,333,333 shares of Common Stock under this agreement in June 1997 at a conversion price of $.0375, which was 60% of the closing bid price on the date of conversion.

During fiscal 1997, the Company recorded $133,333 in deferred interest on the convertible debt and fully amortized that amount into interest expense. The deferred interest is the result of the implied yield provided by the 60% conversion feature. The amount was amortized over the period from the issuance date through the date that the debt first became convertible into common stock.

During July 1997, the Company raised $880,000, net of expenses, via a Regulation D private placement of a convertible debenture to a single accredited investor for use as working capital for the Company. The debenture is in the original principal amount of $1,100,000, and accrues interest at the rate of 6% per annum, payable quarterly. The entire principal amount is due and payable in 1999. The investor is entitled to convert the debentures into shares of common stock, initially at a rate of 83% of the five-day average closing bid price immediately prior to conversion, subject to adjustment.

During the quarter ended August 31, 1997, the Company recorded $225,500 in non-cash interest expense on the debt. The interest was the result of the implied yield provided by the 83% conversion feature and was recognized in full as the debt was convertible upon issuance.

During September 1997, the Company raised $1,400,000, net of expenses, via a Regulation D private placement of convertible debentures to two accredited investors for use as working capital for the Company. The debenture is in the original principal amount of $1,600,000, and accrues interest at the rate of 6% per annum, payable quarterly. The entire principal amount is due and payable in 1999. The investor is entitled to convert the debentures into shares of common stock at the initial rate of 83% of the five-day average closing bid price immediately prior to conversion, subject to adjustment.

During the quarter ended November 30, 1997, the Company recorded $328,000 in non-cash interest expense on the debt. The interest was the result of the implied yield provided by the 83% conversion feature and was recognized in full as the debt was convertible upon issuance.

On February 6, 1988, the Company completed an offering of $900,000 principal amount of its Series B Preferred Stock, and received $808,000, net of offering expenses. Of these proceeds, $287,000 was used to retire short-term debt. The Series B Preferred Stock accrues a dividend of 6% per annum and is convertible into the Company's Common Stock at a conversion price initially equal to 80% of the market price of the Company's Common Stock during the five days immediately preceding the date of conversion subject to adjustment. The Preferred Stock has a liquidation preference over the Common Stock equal to the principal amount plus accrued dividends, and has no voting rights except as required by Delaware law.



NOTE 6.  AGREEMENT WITH FACTORS

During the year, the Company terminated its agreement with its existing factor and entered into an agreement with a different factor whereby funds are advanced on 85% of accounts receivable. The Company normally sells account receivables to the factor without recourse. The factor charges a fee of 0.85% when the factored balance is below $10,000,000 and reduces this fee to 0.75% when the balance exceeds $10,000,000. For accounts which bear payment terms in excess of 60 days, the factoring fee will be increased by 0.25% for each 30 days or part thereof that the stated terms exceed sixty days. Interest is charged at a rate of 1.5% plus "Prime" of the daily balance, and 3.0% plus "Prime" on all balances which are in default.

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

The following discussion provides an analysis of the Company's results of operations as of and for the three and nine months ended February 28, 1998, compared to the corresponding periods in the prior fiscal year. This discussion is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements contained elsewhere in this report.

DEVELOPMENT OF BUSINESS

The former business of the Company involved the operation of retail "mini-stores" which sold movie-related merchandise in lobbies of movie theaters. In 1994 the Company opened temporary mini-stores offering similar merchandise in malls. In 1995 the Company established the business of Sierra Fixture & Design, Inc. ("Sierra"), which is engaged in the business of the design, manufacturing and installation of high quality retail fixtures and freestanding kiosks utilized in shopping malls and retail establishments nationally.

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

RESULTS OF OPERATIONS

For the three months ended February 28, 1998, the Company incurred a net loss of $1,427,000, or $.07 per share, on revenues of $526,000 as compared to a net loss of $222,000 or $.03 per share, on revenues of $521,000 in the comparable three month period in the prior year. For the nine months ended February 28, 1998, the Company incurred a net loss of $4,786,000 or $.27 per share, on revenues of $1,925,000, as compared to a net loss of $586,000 or $.08 per share, on revenues of $1,570,000 in the comparable nine month period in the prior year.

Revenues for the three month period ending February 28, 1998 increase by $5,000 or 1%, compared to the prior comparable period, primarily as a result of the inclusion of revenues from Susan Burrowes offset by a decrease in sales of Sierra and Just Jackets operations. Revenues for the nine-month period ending February 28, 1998 increased by $355,000 or 23%, from the corresponding period in the prior year primarily as a result of the inclusion of revenues from Susan Burrowes in the first three-quarters of fiscal 1998.

During the three month period ended February 28, 1998, gross profit decreased from $185,000 to $150,000, or 19%, primarily as a result of certain non-recurring costs associated with initial digital printing operations. The Company's margins for digital printing are a function of volume and due to the low volume of digital printing revenue during the quarter, fixed overhead was spread over a small number of jobs. During the nine month period ended February 28, 1998, gross profits increased due to higher year-to-date sales volume, partially offset by an increase in discounts, returns and allowances recognized in the quarter ended November 30, 1997, which relate primarily to merchandise shipped in the prior fiscal year. Gross margins for the three and nine months ended February 28, 1998 were 28% and 37%, respectively compared to gross margins for the three and nine months end February 28, 1997 of 36% and 45%, respectively.

Selling, general and administrative expenses for the three and nine months ended February 28, 1998, increased by $1,102,000 and $3,324,000 respectively, reflecting non-capitalized acquisition costs and fees associated with the acquisition of Susan Burrowes and Cactus, the establishment of digital printing operations in the U.S. and France, expenses associated with the Susan Burrowes operations, and amortization of goodwill and deferred compensation expense.

The increase in interest expense during the three month period ended February 28, 1998 over the respective prior period is the result of the amortization of deferred loan fees in connection with convertible debt. The increase in interest expense during the nine month period ended February 28, 1998 over the same period in the prior year is primarily the result of a non-cash interest charges related to the discounted conversion rate on convertible debt described in Note 5, and the amortization of deferred interest expense related to convertible debt.

The Company anticipates that revenues during fourth fiscal quarter of 1998 will increase significantly from revenues reported for the quarter ended February 28, 1998, as a result of increase orders for digital print production operations in Commerce, California and New York City in the third quarter of fiscal 1998, the acquisition of the digital printing operations acquired in Paris, France in November 1997, and anticipated shipments of orders from the Sierra division. However, the Company does not anticipate achieving previously projected revenue levels of $18 million for fiscal 1998. This is primarily a result of the Company's decision to limit the focus of the Susan Burrowes division to higher margin production and to redeploy assets from lower margin apparel production previously engaged in by Susan Burrowes to the digital printing operations in Los Angeles, New York and Paris. Further, primarily as a result in the delay of the commencement of significant digital printing operations until March 1998, the Company does not expect to achieve profitability for the year ended May 31, 1998.


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

On February 6, 1998, the Company completed an offering of $900,000 of its Series B Preferred Stock to a single accredited investor, and received $808,000 net of offering expenses. Of this amount, $287,500 was used to retire short term debt and the balance was made available for working capital. The Series B Preferred Stock accrues a dividend of 6% per annum and is convertible into the Company's Common Stock at a stated conversion price, initially 80% of the market price of the Company's Common Stock during the five days immediately preceding the date of conversion. The Preferred Stock has a liquidation preference over the Common Stock equal to the principal amount plus accrued and unpaid dividends, and has no voting rights except as required by Delaware law.

The Company has a $700,000 credit facility with Heller Financial Corp. For further information regarding the terms of this financing, see Note 6 to the Company's Consolidated Financial Statements contained elsewhere in this report.

In the past, the Company's cash flow generated from operations has not been sufficient to completely fund its working capital needs. Accordingly, the Company has also relied upon external sources of financing to maintain its liquidity, principally equity financing and private and bank indebtedness. The Company believes that cash flow from operations and bank financing, although sufficient to maintain current levels of operations, will not be sufficient to allow the Company to continue to expand its digital printing production operations. Accordingly, the Company intends to seek debt and/or equity funding to support its expansion. Although the Company has received commitments for up to $5 million in external financing, which financing is subject to certain conditions, and is currently in involved in raising capital from alternative sources of financing, there are no assurances that such capital will be available at the times or in the amounts needed by the Company.

                    PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material pending a threatened Legal proceedings.

ITEM 2 - CHANGES IN SECURITIES

Following is certain information regarding the issuance of the Company's securities during the three months ended February 28, 1998, other than securities issued under Regulation S and securities which are registered under the Securities Act of 1933.

In December 1997 the Company issued 50,000 shares of its Common Stock to an accredited person at $0.5625 per share in exchange for $28,125 of professional services rendered to the Company. The issuance was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On February 6, 1998, the Company completed an offering of $900,000 of its Series B Preferred Stock to a single accredited investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. For further information regarding this offering, see
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources and Liquidity."

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     4.1  Certificate of Determination of Series B Preferred Stock
     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended February 28, 1998, the Company filed the following reports on Form 8-K:

     (i) The Company filed a report on Form 8-K dated December 9, 1997, regarding the acquisition of the operations of Cactus Europe. This Form 8-K was amended pursuant to Form 8-K/A dated February 9, 1998 and Form 8-K/A dated March 11, 1998, which contained financial statements relating to the acquired business.

     (ii) The Company filed a report on Form 8-K/A dated February 2, 1998, which was amended pursuant to Form 8-K/A filed on March 11, 1998, relating to the Company's acquisition of Susan Burrowes Ltd. in June 1997. These reports contained financial statements relating to the acquired business.



     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          APPAREL TECHNOLOGIES, INC.


          By: /s/ KATHRYN VAN NESS                    April 17, 1998
             -----------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,


          By: /s/BARRY HALL                           April 17, 1998
             -----------------------------
                    Barry Hall,
               Chief Financial Officer