Form 10KSB/A
period 1997-05-31
APPAREL TECHNOLOGIES INC
filed 1998-06-18
CIK 908338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                 FORM 10-KSB/A


                  AMENDMENT NO. 4 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         FISCAL YEAR END OPTION VALUES

                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                               UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                               OPTIONS AT MAY 31, 1997         AT MAY 31, 1997(1)
                             ---------------------------   --------------------------
NAME                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
---------------------------  -----------   -------------   -----------  -------------
Steve Natale...............   140,000(2)       -0-              -0-            -0-

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

          APPAREL TECHNOLOGIES, INC.



                                President and Director
     /s/ KATHRYN VAN NESS        (Principal Executive
------------------------------    Officer, Principal         June 17, 1998
         Kathryn Van Ness         Financial Officer


     /s/ DEBORAH BERINI          Chief Accounting Officer
------------------------------    (Principal Accounting      June 17, 1998
         Deborah Berini            Officer)

     /s/ SAMUEL S. GUZIK
------------------------------   Director                    June 17, 1998
         Samuel S. Guzik

     /s/ C. DOUGLAS PLANK
------------------------------   Director                    June 17, 1998
         C. Douglas Plank

     /s/ WILLIAM P. CONLIN
------------------------------   Director                    June 17, 1998
         William P. Conlin



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


    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had a working capital deficiency of $118,699 as of May 31, 1997 and has suffered significant losses. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's future operations are dependent upon generating funds to finance the expansion of its operations and the repayment of its current liabilities. Management plans to generate these funds through private placements of debt and equity securities as more fully discussed in Note 13. There is no assurance that these placements will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          BDO SEIDMAN, LLP

Los Angeles, California
August 18, 1997, except for Note 1
which is as of June 17, 1998

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



,except for Note 13 which is as of June 17, 1998,

NOTE 13. GOING CONCERN

    The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 1997, the Company had a working capital deficiency of $118,699 and has experienced significant losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to generate funds necessary to continue to operate the Company through private placements of debt and equity securities. There is no assurance that the private placements will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

     Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.