Form 10QSB/A
period 1998-02-28
APPAREL TECHNOLOGIES INC
filed 1998-06-18
CIK 908338

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

Apparel Technologies, Inc
Consolidated Balance Sheet
(Unaudited)


                                                      May 31,            February 28,
                                                       1997                  1998
 Assets
 Current Assets
      Cash and cash equivalents                       $155,000              $  -
      Accounts receivable, net                         102,000               277,000
      Notes receivable                                                        75,000
      Inventory                                        300,000               424,000
      Prepaid and other                                 28,000                92,000
                                                  ------------         -------------
      Total current assets                             585,000               868,000
                                                  ------------         -------------
 Property and equipment
      Office furnishings and equipment                 182,000               158,000
      Machinery and equipment                                              1,009,000
      Computer hardware and software                                         251,000
      Automobiles                                       17,000                28,000
      Leasehold improvements                                                  44,000
                                                  ------------         -------------
                                                       199,000             1,490,000

 Less accumulated depreciation
    and amortization                                   115,000               486,000
 Property and equipment, net                            84,000             1,004,000
                                                  ------------         -------------
 Deposits                                                2,000                54,000
 Goodwill - net of amortization                        245,000             1,609,000
 Deferred acquisition costs                             10,000
 Deferred loan fees - net of amortization                                    224,000
                                                  ------------         -------------
 Total assets                                         $926,000            $3,759,000
                                                  ------------         -------------
                                                  ------------         -------------


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Apparel Technologies, Inc.
Consolidated Balance Sheet
(Unaudited)


                                                                              May 31,            February 28,
                                                                               1997                  1998
 Liability and Stockholders' Equity (Deficit)
 Current Liabilities
      Accounts Payable and accrued expenses                                   $354,000            $2,140,000
      Checks issued against future deposits                                      -                    93,000
      Loan Payable (Note 4)                                                    150,000
      Payable to Factors                                                                             487,000

      Convertible Debt (Note 5)                                                200,000
 Short-term portion of capital lease
                                                                        --------------       ---------------
 Total current liabilities                                                     704,000             2,720,000

 Long-term portion of equipment lease                                                                 17,000
 Convertible debt ( Note 5)                                                                        2,682,000
                                                                        --------------       ---------------
 Total liabilities                                                             704,000             5,419,000

 Commitments and contingencies (Note 2)

 Stockholders' equity (Deficit) (Note 1)

      Preferred stock:  $.001 par value, 5,000,000 shares                                            848,000
      authorized, none issued and outstanding
      at May 31, 1997, and 900 issued and outstanding
      at February 28, 1998.

      Common stock:  $.001 par value, 30,000,000 shares
      Authorized, 8,251,054 issued and outstanding at May 31,
      1997, and 20,642,387 issued and outstanding at February
      28, 1998                                                                   8,000                21,000
      Additional paid-in capital                                             8,593,000            11,484,000
      Accumulated deficit                                                   (8,379,000)          (13,165,000)
                                                                         -------------       ---------------
 Total stockholders' equity (deficit)                                          222,000            (1,660,000)
                                                                        --------------       ---------------
 Total liabilities and stockholders' equity (deficit)                         $926,000            $3,759,000
                                                                        --------------       ---------------
                                                                        --------------       ---------------



SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

APPAREL TECHNOLOGIES, INC.
Consolidated Statement of Operations
(Unaudited)


                                                           Three Months Ended                           Nine Months Ended
                                               ----------------------------------------    ----------------------------------------
                                                      February 28,          February 28,       February 28,         February 28,
                                                          1998                  1997               1998                 1997
 Sales                                                   $526,000              $521,000         $1,925,000          $1,570,000

 Cost of sales                                            376,000               336,000          1,207,000             868,000

 Gross profit                                             150,000               185,000            718,000             702,000

 Selling, general and administrative                    1,514,000
 expenses                                                                       412,000          4,637,000           1,313,000
                                                  ----------------      ----------------   ----------------    ---------------
 Operating loss                                        (1,364,000)             (227,000)        (3,919,000)           (611,000)
                                                  ----------------      ----------------   ----------------    ---------------
 Other income (expense)
    Interest income (expense)                             (63,000)                5,000           (867,000)             25,000
                                                  ----------------      ----------------   ----------------    ---------------
 Net loss                                              (1,427,000)             (222,000)        (4,786,000)           (586,000)

 Dividends to preferred shareholders                      180,000                 -                180,000               -
                                                  ----------------      ----------------   ----------------    ---------------
 Net loss allocable to common shareholders            $(1,607,000)            $(222,000)       $(4,966,000)          $(586,000)
                                                  ----------------      ----------------   ----------------    ---------------

 Net loss per common share                                 $(0.08)               $(0.03)            $(0.25)              $(.08)

 Weighted average common
   shares outstanding                                  20,642,000             6,943,000         19,960,000           6,920,416



SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Apparel Technologies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)


 Increase ( Decrease) in Cash and Cash Equivalents
                                                                             Nine Months         Nine Months
                                                                               Ended               Ended
                                                                             February 28,        February 28,
                                                                                1997                1998
 Cash flows from operating activities
      Net loss                                                                $(586,000)       $(4,786,000)
      Adjustments to reconcile net loss to net cash used in
           Operating activities

      Depreciation and amortization                                              22,000            788,000
      Non-cash interest expense                                                                    575,000
      Non-cash compensation expense                                                                128,000
      Increase/(decrease) from changes in:
           Accounts receivable                                                 (153,000)            91,000
           Inventory                                                           (236,000)            24,000
           Prepaids and other                                                    31,000             24,000
           Accounts payable and accrued expenses                                254,000           (157,000)
           Checks issued against future deposits                                  -                 93,000
           Deferred revenue                                                     (51,000)
                                                                        ---------------     --------------

 Net cash used in operating activities                                         (719,000)        (3,220,000)
                                                                        ---------------     --------------
 Cash flow from investing activities
      Investment in marketable securities                                       360,000
      Acquisition of property and equipment                                     (45,000)          (538,000)
      Deferred acquisition costs                                               (138,000)            10,000
      Note receivable                                                            (9,000)           225,000
      Acquisition of net assets of Cactus                                                          (20,000)
                                                                        ---------------     --------------
 Net cash provided/(used) by investing activities                               168,000           (323,000)
                                                                        ---------------     --------------
 Cash flow from financing activities
      Payment of bank loan payable                                                                 (94,000)
      Payment of loan from stockholder                                                             (88,000)
      Net proceeds from convertible debt                                                         2,277,000
      Payments capital lease                                                                       (62,000)
      Net proceeds from placement of Common Stock                                                  984,000
      Payment of advance from factor                                                              (437,000)
      Loan from stockholder                                                     100,000
      Proceeds from issuance of Preferred Stock                                 430,000            808,000
                                                                        ---------------     --------------
 Net cash provided by financing activities                                      530,000          3,388,000

 Net increase/(decrease) in cash                                                (21,000)          (155,000)
 Cash and cash equivalents at beginning of period                               114,000            155,000
                                                                        ---------------     --------------
 Cash and cash equivalents at end of period                                     $93,000           $  -


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


In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) and reclassifications for comparability necessary to present fairly the financial position and results of operations as of and for the three and nine months ended February 28, 1998. The results for the interim periods presented are not necessarily indicative of the results of the Company for the entire fiscal year.

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

NOTE 2.  COMMITMENTS AND CONTINGENCIES


As part of the acquisition of Susan Burrowes, Ltd. (see Note 3), the Company relocated its corporate facilities to the Susan Burrowes location. At this facility, the Company currently leases approximately 62,000 square feet of office and manufacturing space in Commerce, California. As of February 28, 1998, there are 12 months remaining on the lease, which require a monthly lease payments of $20,208. The lease expires on February 8, 1999. Additionally, in February 1998, the Company entered into a five year lease agreement for its New York City application center. The beginning monthly payment for this lease is $6,456. The lease has an annual escalation clause based on increases in operating costs.


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


                                                          Unaudited
                                                         -------------

Quarter ended February 28,                                             1997
                                                                     ------
Revenues                                                       $  4,387,000
Net loss                                                           (550,000)
Net loss per share                                             $      (0.05)

Nine months ended February 28,                     1998                1997
                                                 ------              ------

Revenues                                   $  2,698,000        $ 11,004,000
Net loss                                     (4,853,000)         (1,711,000)
Net loss per share                         $      (0.24)       $      (0.14)



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


Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the assets of Cactus and assumed substantially all of its liabilities, estimated at approximately $550,000. As additional consideration for the acquisition, the Company issued 40,000 restricted shares of its Common Stock to Tick and made a cash payment of $20,000. In addition, pursuant to employment agreements entered into on the Closing Date, Tick has agreed to be employed by the Company for three years for additional cash and equity compensation. In conjunction with the acquisition, the Company recorded $130,000 of goodwill, which will be amortized on a straight-line basis over 15 years.


NOTE 4.  LOAN PAYABLE

On October 27, 1996, the Company's former president loaned the Company $100,000 to be repaid to him within one year. On June 12, 1997, the note was completely repaid.


NOTE 5.  CONVERTIBLE DEBT AND PREFERRED STOCK

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


On February 6, 1988, the Company completed an offering of $900,000 principal amount of its Series B Preferred Stock, and received $808,000, net of offering expenses. Of these proceeds, $287,000 was used to retire short-term debt. The Series B Preferred Stock accrues a dividend of 6% per annum and is convertible into the Company's Common Stock at a conversion price initially equal to 80% of the market price of the Company's Common Stock during the five days immediately preceding the date of conversion subject to adjustment. The Preferred Stock has a liquidation preference over the Common Stock equal to the principal amount plus accrued dividends, and has no voting rights except as required by Delaware law. During the quarter ended February 28, 1998, the Company recorded
$180,000 in deferred accretion on the preferred stock and fully amortized that amount into dividends.



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

RESULTS OF OPERATIONS


For the three months ended February 28, 1998, the Company incurred a net loss of $1,427,000, or $0.08 per share, on revenues of $526,000 as compared to a net loss of $222,000 or $.03 per share, on revenues of $521,000 in the comparable three month period in the prior year. For the nine months ended February 28, 1998, the Company incurred a net loss of $4,786,000 or $0.25 per share, on revenues of $1,925,000, as compared to a net loss of $586,000 or $.08 per share, on revenues of $1,570,000 in the comparable nine month period in the prior year.

Revenues for the three month period ending February 28, 1998 increased by $5,000 or 1%, compared to the prior comparable period, primarily as a result of the inclusion of revenues from Susan Burrowes offset by a decrease in sales of Sierra and Just Jackets operations. Revenues for the nine-month period ending February 28, 1998 increased by $355,000 or 23%, from the corresponding period in the prior year primarily as a result of the inclusion of revenues from Susan Burrowes in the first three-quarters of fiscal 1998.


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


CAPITAL RESOURCES AND LIQUIDITY


In conjunction with the acquisition of Susan Burrowes, a $1.26 million Regulation D offering to accredited investors was accomplished whereby the investors acquired shares of the Company's common stock at a price of $0.25 per share. On July 23, 1997, the Company raised an additional $880,000, net of offering expenses, via a Regulation D private placement of $1,100,000 of 6% convertible notes to accredited investors. During the quarter ended February 28, 1998, the Company recorded $180,000 in deferred accretion on the preferred stock and fully amortized that amount into dividends.


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


On February 6, 1998, the Company completed an offering of $900,000 of its Series B Preferred Stock to a single accredited investor, and received $808,000 net of offering expenses. Of this amount, $287,500 was used to retire short term debt and the balance was made available for working capital. The Series B Preferred Stock accrues a dividend of 6% per annum and is convertible into the Company's Common Stock at a stated conversion price, initially 80% of the market price of the Company's Common Stock during the five days immediately preceding the date of conversion. The Preferred Stock has a liquidation preference over the Common Stock equal to the principal amount plus accrued and unpaid dividends, and has no voting rights except as required by Delaware law. During the quarter ended February 28, 1998, the Company recorded $180,000 in deferred accretion on the preferred stock and fully amortized that amount into dividends.


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


The Company's independent certified public accountants have included an explanatory paragraph in their report stating that the Company's financial statements as of and for the year ended May 31, 1998 have been prepared assuming that the Company will continue as a going concern and that the Company's working capital deficiency and continuous losses raises substantial doubt as to the Company's ability to continue as a going concern. The Company is dependent upon the proceeds of private placements or other financing to continue in business.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for financial statements with fiscal years beginning after December 15, 1997, earlier application is permitted. The new standard revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

                PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


There are no material pending or threatened Legal proceedings.


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

          APPAREL TECHNOLOGIES, INC.


          By: /s/ KATHRYN VAN NESS                    June 17, 1998
             -----------------------------
               Kathryn Van Ness
               President,
               Chief Executive Officer,


          By: /s/ DEBORAH BERINI                       June 17, 1998
             -----------------------------
                 Deborah Berini
               Chief Accounting Officer